Form 10QSB
period 1999-06-30
COINLESS SYSTEMS INC
filed 1999-12-21
CIK 1074507

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             COINLESS SYSTEMS, INC
                            10 QSB QUARTERLY REPORT

(Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

     (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from __________________to __________________


                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Nevada                                            91-1715373

_________________________________                   ___________________________
(State or other jurisdiction                        (IRS Employer
of Incorporation or organization)                   Identification No.)


       10601 Church Street, Suite 102, Rancho Cucamonga, California 91730
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                888-222-3461

                        ______________________________
                          (Issuer's telephone number)


                     MEDICAL RESOURCES TECHNOLOGIES, LTD.

________________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   ________      No   X
                                                         --------

As of June 30, 1999, the Company had 8,424,675shares of it $.0001 par value common stock issued and outstanding.


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                                                         PAGE
                                                                                                         ----
Unaudited Condensed Consolidated Balance Sheet at June 30, 1999........................................   2
Unaudited Condensed Consolidated Statements of Operations for the three month
  Periods and six month periods ended June 30, 1999 and June 30, 1998..................................   3
Unaudited Condensed Consolidated Statements of Cash Flows for the six month
period ended June 30, 1999.............................................................................   4
Notes to Condensed Consolidated Financial Statements...................................................   5

                            COINLESS SYSTEMS, INC.
                   Consolidated Balance Sheet-June 30, 1999
                                  (Unaudited)



                                    ASSETS
                                    ------
Current Assets:
  Cash and Equivalent                                               $   375,272
  Deposits                                                                5,242
                                                                    -----------
   Total Current Assets                                                 380,564

Equipment, Net of Accumulated Depreciation of $35,886                    35,854
Other Intangible Assets, Net of Accumulated
Amortization of  $96,063                                                 53,968
                                                                    -----------

   Total Assets                                                     $   470,386
                                                                    -----------

                      LIABILITIES AND SHAREHOLDER EQUITY
                      ----------------------------------
Current Liabilities:
  Accounts Payable                                                  $   415,237
  Notes Payable (Current Portion)                                       289,450
Long Term Liabilities                                                   202,424
                                                                    -----------
                                                                    $   907,111

Shareholders Equity
  Common Stock, 75,000,000 authorized $.001 par value, 8,424,675
  shares Issued and Outstanding                                         443,680
  Additional Paid in Capital                                          1,198,020
  Deficit Accumulated during the development stage                   (2,078,425)
                                                                    -----------
   Total Shareholders Equity                                         (  436,725)
                                                                    -----------

 Total Liabilities and Shareholders Equity                          $   470,386
                                                                    ===========

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                  (Unaudited)


                                        Three Months Ended               Six Months Ended
                                   June 30, 1999   June 30, 1998   June 30, 1999    June 30, 1998


Revenue                                $ 201,660        $345,043       $ 429,862        $ 505,174

Cost of Goods Sold                       106,543         198,288         236,378          285,381
                                       ---------        --------       ---------        ---------
Gross Profit                              95,117         146,755         193,484          219,793

Operating Expenses                       213,418         154,126         429,244          333,810
                                       ---------        --------       ---------        ---------

Operating Loss                          (118,301)         (7,371)       (235,760)        (114,017)
                                       ---------        --------       ---------        ---------

Other Income and Expenses
  Interest Income                          4,169                           8,192
 Interest Expense                         (8,910)        (14,294)        (20,290)        (22,471)
 Other Income                              9,570                          10,090
                                       ---------        --------       ---------        ---------

   Total Other Income (Expense)            4,849         (14,294)         (2,008)         (22,471)

                                       ---------        --------       ---------        ---------

Net Loss                               $(113,452)       $(21,665)      $(237,768)       $(136,488)
                                       ---------        --------       ---------        ---------


Basic and Diluted Net
Loss Per Share                         $    0.01        $   0.01       $    0.01        $    0.01
                                       ---------        --------       ---------        ---------

Basic and Diluted Weighted
Average Number of Common Shares Outstanding 8,424,675
The accompanying notes are an integral part of these consolidated financial statements

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


Cash Flow from Operating Activities:
     Net Loss                                        (237,768)
     Adjustments to reconcile loss to net
          Cash provided by operating activities:
          Depreciation and amortization                10,268
Increase Accounts Receivable                           28,185
Increase Other Receivables                             39,005
Decrease Inventories                                   (4,917)
Increase Deposits                                       1,050
Decrease Accounts Payable                             (38,943)
Decrease Accrued Expenses                            (160,132)

Net Cash used by operating activities                (363,252)

Cash flow from investing activities
     Increase in loans receivable                      16,153
     Increase in intangible assets                    (19,182)

Net Cash Used by Investing Activities                  (3,029)

Cash Flow from Financing Activities
       Increasing Notes Payable                       192,009
       Issuance of common stock                       150,836

Net Cash provided by financing activities             342,845

Net Increase (decrease) in cash                       (23,436)

Cash at beginning of year                               8,229

Cash end of year                                      (15,207)
                                                     --------

Supplemental disclosure
     Interest paid                                      1,043

     Taxes paid                                           -0-

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements

1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Coinless Systems, Inc., and its subsidiary ("the Company") for the three and six months ended June 30, 1999 and June 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements have not been audited by independent accounts, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's December 31, 1998 Form 8-K.

     Certain information and footnote disclosures normally included in financial statement in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and note thereto included in the Company's Form 8-K for the preceding fiscal year.

Organization

The accompanying consolidated financial statements consist of Coinless Systems, Inc., a Nevada corporation and DSG, INC., a California corporation

Principals of Consolidation

___________________________

The accompanying consolidated financial statements include the amounts of the Company's wholly-owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

CSI had patented a product called Ticketrak that is designed to replace the need for coins in casino gaming machines. The replacement product is a barcoded ticket that identifies a given transaction on the casinos' host computer. The player uses the ticket as though it were cash and the patented verification process assures its acceptability to both casino operators and customers. No ticket will be issued to a player prior to verification and in addition only one ticket can be redeemed. Ticketrak can either be sold on an OEM basis, for internal installation in new machines or retrofitted to any existing gaming machine on the floor.

Interim periods

_______________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of results for the future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 8-K for the year ended December 31, 1998.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RECLASSIFICATION

Certain amounts in the previously presented financial statement (Form 8-K) have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information           Six Months Ending
                                                    June 30, 1999

     Cash paid for:
          Interest                                          $ 8,910
          Taxes                                                 800


NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS'") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common shares equivalents outstanding during the period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April, 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all
start-ups that are not otherwise capitalizable as long-lived.   The Company  had
previously accepted this "SOI" as to Patent and R&D expenses. No Reclassification is necessary.

     Stock options

     _____________

There are no outstanding stock options

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is still attempting to raise sufficient working capital to allow it to distribute the Company's Ticketrak product to the marketplace. It has received its first order from Spirit Mountain Casino, and is in discussion with several other casino operators about the sale of Ticketrak, however, no formal orders other than Spirit Mountain have as yet been received.

     The Company has planned the following operation for the 4/th/ quarter of 1999 and year 2000. In September 1999, the company plans to open a temporary facility in Las Vegas, Nevada.

     When the facility in Las Vegas is ready, the corporate offices will be moved from California to Nevada, which should improve the strategic marketing of Ticketrak, as Las Vegas is the center of the gaming Mecca. The new facility will also house the ticket production facility, which will generate the day-to-day supplies for the casinos using Ticketrak.

     The Company is in the process of obtaining Gaming Lab International approval, which should pave the way for local jurisdictional approvals in the various state where Ticketrak will be installed. Installations are currently projected to commence in the late second quarter or third quarter of 2000.

     The Company will be completing all of its research and development of its Ticketrak product within the next several months, and has already completed working prototypes.

     As soon as the Company moves its operation to Las Vegas, it anticipates increasing the number of employees, but is presently unsure how many it will require. It is not sure whether it will subcontract out most of its work or will do some of its own production.

ITEM 3. Managements Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is still in the early stages of its Ticketrak development as relates to sales. It has had only the one sale of Ticketrak to Spirit Mountain in the amount of $1,300,000. It has had no significant change in its operations for the year to date. Its only other sales to date have resulted from the operation of its wholly owned subsidiary, DSG, Inc., from the sale of bar code products.

     Unless the Company is able to raise sufficient additional working capital, it will have a difficult time in marketing its products.

     Since the Company is not in full operations of its Ticketrak product, and has not had any other significant sales, the Company does not know if or when it will be able to adequately market its products. There have been no significant sales for the comparable periods ending June 30, 1998 and June 30, 1999.


The following table presents for the three and six months ending June 30, 1999 and 1998, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first six months of 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


                          PERCENTAGE OF TOTAL REVENUE

                                       Three months ended              Six months ended
                                             June 30                         June 30
                                       1999            1998            1999          1998
Revenues                              100.0           100.0           100.0         100.0
Cost of Goods Sold                     52.8            57.5            54.9          56.5
                                     ------           -----           -----         -----
Gross Profit                           47.2            42.5            45.1          43.5

Operating Expenses                   (105.8)           44.7            99.8          66.0
                                     ------           -----           -----         -----
Operating Profit (Loss)               (58.8)           (0.2)          (54.8)        (22.5)
Other Income (Expense)
 Interest Expense                      (4.4)           (4.1)           (4.7)         (4.4)
 Interest Income                        2.1             0.0             1.9           0.0
 Other Income                           4.7             0.0             2.4           0.0
                                     ------           -----           -----         -----
Total Other Income (Expense)            2.4            (4.1)           (0.4)         (4.4)

Net  Income (Loss)                    (56.3)           (6.3)          (55.3)         (2.7)
                                     ------           -----           -----         -----

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RESULTS OF OPERATION

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

Revenues for the three months ended June 30, 1999 decreased approximately $143,383 or 41.5%, to approximately $201,660 for the 1999 quarter from approximately $345,043 for the 1998 quarter.

The wholly owned subsidiary DSG, Inc. contributed 100% of the revenue both in 1999 and 1998. D&J was in a research development mode during this reporting period. Management attributes the decrease in revenue primarily due to additional involvement needed in the development of Ticketrak and a large order of approximately $125,000 in the same quarter of 1998. To address the above decreases, the Company believes that the advancement to a production phase, January, 2000, the revenues will increase for both DSG and CSI.

Cost of Sales, as a percentage of revenue, decreased 4.6% to 52.8% for the 1998 quarter.

Operating expenses which include research and development and marketing startup costs, increased 105.88% for the 1999 quarter from 4.7% for the 1998 quarter.

The increase in other income of approximately $19,143 to approximately $4,849 for the 1999 second quarter from approximately ($14,294) for the same 1998 period resulted from a decrease of interest paid by $5,384 and an increase of interest income of $13,739. This increase was created by the assumption of a note during the merger.

Six months ended June 30, 1999 compared to six months ended June 30, 1998.

Revenue decreased approximately $75,312, or 14.9% to approximately $429,862 for the 1999 six month period from approximately $505,174 for the 1998 six month period. The majority of this decrease is attributed to the reasons discussed in the quarter-to-quarter comparison.

Cost of sales as a percentage of revenue decreased 1.6% to 54.9% for the 1999 period from 56.5% for the 1998 period.

Operating expenses, as a percentage of revenues increased 28.6% to 99.8% for the 1999 period from 66.0% for the 1998 period. The large increase is attributed to hiring qualified engineers and marketing start-up for the Ticketrak device.

The increase in other income of approximately $20,463 to approximately ($2,008) for the 1999 six month period from approximately ($22,471) for the same 1998 period, resulted from a decrease of interest paid $2,181, increase of interest income by $8,192 an the one-time credit of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for the development of Ticketrak moving from a R&D status to a production mode. Software is being developed for Ticketrak to be fully functional on all manufactured gaming devices.

CSI announced an order from Spirit Mountain in Oregon, for 1200 units, which will generate $1.3 million in revenue. CSI plans to demonstrate, in early first quarter 2000, all of the slot machines used at Spirit Mountain working with CSI's new ticket accounting system.

Statements made herein are not historical facts but are forward looking statements and are subject to a number of risk factors, including the gaming's public acceptance of the coinless system's technology into coinless gaming. The costs and delays experienced in the course of developing software, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors.


PART II - OTHER INFORMATION

Item 1.   Legal Proceeding

          ______________

          Inapplicable.

Item 2.   Changes in Securities and Use of Proceeds.

          _________________________________________

          Inapplicable

Item 3.   Defaults Upon Senior Securities.

          _______________________________

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          ___________________________________________________

          Inapplicable.

Item 5.   Other Information.

          _________________

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K.

          ________________________________

          Exhibit 1-Copy of amendment to Articles of Incorporation changing the Company name.

          (a)  Reports on Form 8-K,

          Inapplicable

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COINLESS SYSTEMS, INC.
                                        (Registrant)



Dated: December 21, 1999                 By: /s/ Daniel C. Weiker
                                            ----------------------------
                                            DANIEL C. WEIKER
                                            Chief Financial Officer