Form 10QSB
period 1999-09-30
COINLESS SYSTEMS INC
filed 2000-01-19
CIK 1074507

COINLESS SYSTEMS, INC. - 10QSB-Quarterly Report            Date Filed: 1/19/2000
--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

     (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from __________________to __________________


                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                           91-1715373
___________________________                       ______________________________
(State or other jurisdiction                      (IRS Employer
of Incorporation or organization)                 Identification No.)


      10601 Church Street, Suite 102, Rancho Cucamonga, California 91730
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 888-222-3461
                        ______________________________
                          (Issuer's telephone number)


                                NOT APPLICABLE.
________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   ____X____                 No___________

As of September 30, 1999, the Company had 8,052,675 shares of it $.0001 par value common stock issued and outstanding.

                       PART 1 - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

                                                                            PAGE
                                                                            ----

Unaudited Condensed Consolidated Balance Sheet at
 September 30, 1999.....................................................      2
Unaudited Condensed Consolidated Statements of Operations
 for the three month Periods and nine month periods ended
 September 30, 1999 and September 30, 1998..............................      3
Unaudited Condensed Consolidated Statements of Cash Flows
 for the nine month period ended September 30, 1999.....................      4
Notes to Condensed Consolidated Financial Statements....................      5

                            COINLESS SYSTEMS, INC.
                 Consolidated Balance Sheet-September 30, 1999
                                  (Unaudited)

                                 ASSETS
                                 ------
Current Assets:
  Cash and Equivalent                                               $   454,918
  Deposits                                                                6,492
                                                                    -----------
   Total Current Assets                                             $   461,410
Equipment, Net of Accumulated Depreciation of $145,817                   30,177
Other Intangible Assets, Net of Accumulated
Amortization of $109,215                                                 48,831
                                                                    -----------

   Total Assets                                                     $   540,418
                                                                    ===========

                    LIABILITIES AND SHAREHOLDER EQUITY
                    ----------------------------------
Current Liabilities:
  Accounts Payable                                                  $   723,698
  Notes Payable (Current Portion)                                       235,900
Long Term Liabilities                                                   168,021
                                                                    -----------
   Total Liabilities                                                $ 1,127,619

Shareholders Equity
  Common Stock, 75,000,000 authorized $.001 par value,8,052,675
  shares Issued and Outstanding                                         497,677
  Additional Paid in Capital                                          1,098,619
  Deficit Accumulated during the development stage                   (2,183,487)
                                                                    -----------
   Total Shareholders Equity                                        $  (587,201)

 Total Liabilities and Shareholders Equity                          $   540,418
                                                                    ===========

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                  (Unaudited)


                                                Three Months Ended                      Nine Months Ended
                                        Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept.30, 1998

Revenue                                     $  194,190          $235,890          $ 624,052            $ 741,064

Cost of Goods Sold                             122,575           133.320            358,953              418,701
                                            ----------         ---------          ---------            ---------
Gross Profit                                    71,615           102,570            265,099              322,363

Operating Expenses                             309,471           154.551            738,715              488,361
                                            ----------         ---------          ---------            ---------

Operating Loss                                (237,856)          (51,981)          (473,616)            (165,998)
                                            ----------         ---------          ---------            ---------

Other Income and Expenses
   Interest Income                               4,099                               12,291
  Interest Expense                              (8,603)           (8,200)           (28,893)             (30,671)
  Other Income                                  (2,963)                               7,127
                                            ----------         ---------          ---------            ---------

      Total Other Income (Expense)              (7,467)           (8,200)            (9,475)             (30,671)
                                            ----------         ---------          ---------            ---------
Net Loss                                    $ (245,323)        $ (60,181)         $(483,091)           $(196,669)
                                            ----------         ---------          ---------            ---------


Basic and Diluted Net
Loss Per Share                              $     0.01         $    0.01          $    0.01            $    0.01
                                            ----------         ---------          ---------            ---------


Basic and Diluted Weighted
Average Number of Common Shares Outstanding 8,052,675
The accompanying notes are an integral part of these consolidated financial statements

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


Cash Flow from Operating Activities:
     Net Loss                                         (245,323)
     Adjustments to reconcile loss to net
          Cash provided by operating activities:
          Depreciation and amortization                 12,244
Increase Accounts Receivable                             3,936
Increase Other Receivables
Decrease Inventories                                   (13,062)
Increase Deposits                                        1,200
Decrease Accounts Payable                               79,613
Decrease Accrued Expenses                               54,168

Net Cash used by operating activities                 (107,224)

Cash flow from investing activities
          Increase in loans receivable                   4,098
          Increase in intangible assets                 (1,339)

Net Cash Used by Investing Activities                    2,759

Cash Flow from Financing Activities
     Increasing Notes Payable                          136,955
     Issuance of common stock

Net Cash provided by financing activities              136,995

Net Increase (decrease) in cash                        (32,490)

Cash at beginning of year                                8,229

Cash end of year                                       (24,261)
                                                      --------

Supplemental disclosure
     Interest paid                                      28,893

     Taxes paid                                           -0-

                  COINLESS SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Coinless Systems, Inc., and its subsidiary ("the Company") for the three and nine months ended September 30, 1999 and September 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and note thereto included in the Company's Form 8-K for the preceding fiscal year.

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

CSI has patented a product called Ticketrak that is designed to replace the need for coins in casino gaming machines. The replacement product is a barcoded ticket device that identifies a given transaction on the casinos' host computer. The player uses the ticket as though it were cash and the patented verification process assures its acceptability to both casino operators and customers. No ticket will be issued to a player prior to verification and in addition only one ticket can be redeemed. Ticketrak can either be sold on an OEM basis, for internal installation in new machines or retrofitted to any existing gaming machine on the floor.

Interim periods
_______________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results for the future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 8-K for the year ended December 31, 1998.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information         Nine Months Ending
                                                September 30, 1999

     Cash paid for:
          Interest                                         $28,893



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

     In September 1999, the Company opened a temporary facility in Las Vegas, Nevada for its marketing and engineering staff.

     The Company plans to move its corporate offices to Las Vegas, Nevada in the first quarter of 2000. This combining of the marketing, engineering and corporate administration will improve the further development of Ticketrak.
This new facility will also house the ticket production facility.

     It is also planned to open a regional office in Saint Louis, Missouri to service the gaming establishments in the central and southern portion of the United States. This office will be opened in December of 1999.


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

     Since the Company is not in full operations of its Ticketrak product, and has not had any other significant sales, the Company does not know if or when it will be able to adequately market its products. There have been no significant sales for the comparable periods ending September 30, 1998 and September 30, 1999.


The following table presents for the three and nine months ending September 30, 1999 and 1998, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year ending December 31,1999.

                          PERCENTAGE OF TOTAL REVENUE

                                       Three months ended                   Six months ended
                                          September 30                        September 30
                                      1999            1998               1999            1998

Revenues                             100.0           100.0               100.0           100.0
Cost of Goods Sold                    63.1            56.5                57.5            56.5
                                    ------          ------              ------           -----
Gross Profit                          36.9            43.5                42.5            43.5

Operating Expenses                  (159.4)          (65.5)             (118.3)          (65.8)
                                                    ------                               -----
Operating Profit (Loss)              (59.4)          (22.0)              (75.8)          (22.3)
Other Income (Expense)
     Interest Expense                 (4.4)           (3.5)               (4.6)           (4.1)
     Interest Income                   2.1             0.0                 2.0             0.0
     Other Income                     (1.5)            0.0                 1.1             0.0
                                    ------          ------              ------           -----
Total Other Income (Expense)          (3.8)           (3.5)               (1.5)           (4.1)

Net  Income (Loss)                   (63.2)          (25.5)              (77.3)          (26.5)
                                    ------          ------              ------           -----


                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RESULTS OF OPERATION

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Revenues for the three months ended September 30, 1999 decreased approximately $41,700 or 17.7%, to approximately $194,190 for the 1999 quarter from approximately $234,890 for the 1998 quarter.

The wholly owned subsidiary DSG, Inc. contributed 100% of the revenue both in 1999 and 1998. D&J was in a research development mode during this reporting period. Management attributes the decrease in revenue primarily due to additional involvement needed in the development of Ticketrak. To address the above decreases, the Company believes that the advancement to a production phase, January, 2000, the revenues will increase for both DSG and CSI.

Cost of Sales, as a percentage of revenue, decreased 8.1% to 56.5% for the 1998 quarter.

Operating expenses which include research and development and marketing startup costs, increased 98.9% for the 1999 quarter from 6.5% for the 1998 quarter.

The increase in other income of approximately $2,963 for the second quarter resulted from entries reversing prior period overstatement of other income. An increase of interest income of $4,099 was created by the assumption of a note during the merger.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Revenue decreased approximately $117,012, or 14.9% to approximately $624,052 for the 1999 nine month period from approximately $741,064 for the 1998 nine month period. The majority of this decrease is attributed to a large order billed in the quarter ended September 30, 1998.

Cost of sales as a percentage of revenue decreased 1.0% to 57.5% for the 1999 period from 56.5% for the 1998 period.

Operating expenses, as a percentage of revenues increased 52.5% to 118.4% for the 1999 period from 65.9% for the 1998 period. The large increase is attributed to hiring qualified engineers and marketing start-up for the Ticketrak device.

The increase in other income of approximately $40,146for the 1999 nine month period from approximately ($30,671) for the same 1998 period, resulted from a decrease of interest paid and an increase of interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for the development of Ticketrak moving from a R&D status to a production mode. Software is being developed for Ticketrak to be fully functional on all manufactured gaming devices.

CSI announced an order from Spirit Mountain in Oregon, for 1200 units, which will generate $1.3 million in revenue. CSI plans o demonstrate, in early first quarter 2000, all of the slot machines used at Spirit Mountain working with CSI's new ticket accounting system.

Statements made herein are not historical facts but are forward looking statements and are subject to a number of risk factors, including the gaming's public acceptance of the coinless system's technology into coinless gaming, the costs and delays experienced in the course of developing software, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors.


PART II - OTHER INFORMATION

Item 1.  Legal Proceeding
         ________________

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

         Inapplicable.

Item 5.  Other Information.
         _________________

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ________________________________

         (a)  Reports on Form 8-k

         Inapplicable

         (b)  Financial data schedule, exhibit 27

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COINLESS SYSTEMS, INC.
                                        -------------------------------------
                                                     (Registrant)



Dated: January 18, 2000                 By:   /s/ DANIEL C. WEYKER
                                           _________________________________
                                                  DANIEL C. WEYKER

                                        Its:  Chief Financial Officer