Form 10-K405
period 1999-12-31
COINLESS SYSTEMS INC
filed 2000-05-02
CIK 1074507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) Of THE SECURITIES
                             EXCHANGE ACT of 1934

                 For the Calendar Year Ended December 31, 1999

                          Commission File No. 0-25127

                            COINLESS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           Nevada                                    91-1715373
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or organization)

                            3720 West Oquendo Road
                                   Suite 101
                              Las Vegas, NV 89119
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (702) 891-9195

          Securities Registered Pursuant to Section 12(b) of the Act:

                              Title of each class
               Common Name of Each exchange on which registered
                  National Association of Securities Dealers
          Securities registered Pursuant to Section 12(g) of the Act:
                        ______________________________

                      Indicate by check mark whether the
              Registrant (1) has filed all reports required to be
                filed by Section 13 or 15(d) of the Securities
                Exchange Act of 1934 during the proceedings 12
                  months (or for such shorter period that the
            registrant was required to file such reports), and (2)
             has been subject to such filing requirements for the
                                 past 90 days.

                             Yes [X]       No [_]

                    Indicate by check mark if disclosure of
             delinquent filers pursuant to item 405 of Regulation
                 S-K is not contained herein, and will not be
             contained, to the best of registrant's knowledge, in
                  definitive proxy or information statements
              incorporated by reference in part III of this Form
                10-K or any amendment to this Form 10-K    [X]

                   The aggregate market value of voting stock
        held by non-affiliates of the Registrant as of December 31, 1999 was approximately $1,742,250

                 On December 31, 1999, approximately 7,967,325
              shares of the Registrant's Common Stock, $0.001 par
                            value, were outstanding.

                      Documents incorporated by Reference

                    e.  Financial Statements for December,
                                 1999 and 1998

                   f.  Except for the historical information
              presented, the matters discussed in this Form 10-K
                include forward-looking statements that involve
                risks and uncertainties.  The Company's actual
             results could differ materially from those discussed
              herein.  Factors that could cause or contribute to
               such differences include, but are not limited to,
                those discussed under the caption "Factors That
                 May Affect Future Results" under Management's
              Discussion and Analysis of Financial Condition and
                  Results of Operations" in the Company's 1999
                 Financial Statements, which is incorporated by
                          reference in this Form 10-K

                            COINLESS SYSTEMS, INC.
                               TABLE OF CONTENTS

                                    PART  1

                                                                                   Page

Item 1.      BUSINESS.............................................................   4
Item 2.      PROPERTIES...........................................................   6

Item 3.      LEGAL PROCEEDINGS....................................................   6

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   6

                                   PART  II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..................................................   7

Item 6.      SELECTED FINANCIAL DATA..............................................   7

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..................................   7

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   7

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..................................   8

                                   PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................   8

Item 11.      EXECUTIVE COMPENSATION..............................................   9

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT......................................................   9

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................   9

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.............................................................

                                   PART  I

                               Item 1.  Business

                                  Introduction

                Coinless Systems, Inc.(the "Company") was formed
                    as a Nevada Corporation by the merger of
           D&J Enterprises International, Inc., a Nevada Corporation,
                  and D.S.G., Inc., a California Corporation,
                    with Medical Resource Technologies, Ltd.
                   This merger took place February 12, 1999.
                 The name was changed to Coinless Systems, Inc.
                              on August 12, 1999.


         Medical Resource Technologies, Ltd., a Washington Corporation
            (the "Company") was formed in the State of Washington in
                 February, 1996.  The Company was merged into a
                Nevada Corporation, Ucap, Inc. which was formed
                 in 1932 and Ucap, Inc. was originally created
                    as Amalgamated Oil & Mining Corporation,
            a Utah corporation which changed its name to Ucap, Inc.,
                    a corporation formed in February, 1954.
               Ucap, Inc., Utah was then merged into Ucap, Inc.,
                   a Nevada Corporation, on December 3, 1991.
      The corporation was inactive for many years, and its acquisition of
               Medical Resource Technologies, Ltd. was its method
               of reactivating the companies business interests.
              Medical Resource Technologies, Ltd. was merged into
            Ucap on April 23, 1996, and the company name of Ucap was
             changed to Medical Resource Technologies, Ltd. as part
                            of the merger documents.


              Coinless Systems has been developing and fine tuning
                TickeTrak barcode printing and redeeming device
                 for almost four years and now we are within a
                  short time of demonstrating its workability.
              However, as important as it is to function properly,
            an equal issue is having the legal right to produce the
              product and more importantly than the first two is,
              is there a market for the device and in an industry
                 which is highly regulated can you get approval
                   to install the product on Gaming Machines.

                                (PART I Cont'd)

            TickeTrak is in the final stages of being interfaced to five different Slot Machines, each manufactured by a different company.
                 As stated above, we are within a short time of
              demonstrating machines from different manufacturers,
             working in unison and all communicating with a single
                   TAS (Ticket Accounting System) supplied by
                Gaming Systems Int'l.  Our patent was issued on
                 January 11, 2000 (U.S. Patent No. 6,012,832).
            A phenomenon has embraced the Gaming Industry which was
             caused by the introduction of multi-reel, multi-line,
            multi-coin slot machines.  The play these video machines
                     get is substantial and because of the
           frequent use, combined with large payouts, the interest in coinless gaming has, by necessity,
               multiplied substantially in the past four months.


             In conjunction with the unprecedented interest levels,
             CSI is currently initiating the required paperwork to
            Oregon, Nevada, Minnesota and Arizona requesting vendor
             gaming licensing documents which will pave the way for
                  equipment installations in the above states.



                              Hard work and timing
                  are the primary ingredients for a successful
                  product introduction into the market place.
                    COINLESS SYSTEMS, Inc's team has worked
               extremely hard over the past four years and has a
                patented new product ready for introduction into
               the public marketplace.  Then, as an added bonus,
              there is an interest level by the public and casino
        executives in our product, which has exceeded our expectations.

                              Item 2. Properties

          The Company's executive and engineering offices are located in Las Vegas, Nevada.  The company moved to its present
                     location at the end of December, 1999.

                           Item 3. Legal Proceedings

                There are no legal proceedings known or pending
                   against the registrant or its subsidiary.


           Item 4. Submission of Matters to A Vote of Security Hold

                 The following matters were submitted to a vote
                  of the Company's security holders during the
              fourth quarter of its year-ended December 31, 1999:

                e. To ratify the sale of certain assets of its
                     wholly owned subsidiary, DSG, Inc., to
                   Automatic Data Capture Technologies, Inc.
                     Assets sold were resalable inventory;
                       customer information and goodwill
                      for a total sales price of $325,000.

                 f. To elect and ratify the board of directors

                            Date and type of meeting
                               December 12, 1999
                          Special Stockholders Meeting
                      The matters were voted on during the
                            fourth quarter of 1999.

                                   PART  II

                 Item 5. Market for Registrant's Common Equity
                        and Related Stockholder Matters

                  The Company's currently trading, OTC, on the
                     Nationals Assoc. of Securities Dealers
                      with a high bid at $1.625 per share
            and a low bid of $.50 per share during the last quarter.
              Additional information required by this item may be
                found in the Company's 1999 Financial Statements
                    and is incorporated Herein by reference.


                       Item  6. Selected Financial Data

               The information revised by this item is set forth
                  in the Company's  1999 Financial statements
                    and is incorporated herein by reference.

                Item 7. Management's Discussion and Analysis of
                 Financial Condition and Reports of Operation.

               The information provided by this item is set forth
                   in the Company's 1999 Financial statements
                    and is incorporated herein by reference.


              Item 8. Financial Statements and Supplemental Data

                   The financial statements required by this
              Item are in the Company's 1999  Financial Statements
                 and are incorporated by reference.   With the
                exception of the aforementioned information and
               the information incorporated in Items 5, 6 and 7,
              the Company's 1999 Financial Statements is not to be
             deemed filed as part of this Form 10-K Annual Report.
                The report of the Company's Independent Auditors
             on the Company's consolidated financial statements is
            included in the Company's 1999 Financial Statements and
                is incorporated by reference.  The report of the
           Company's Independent Auditors on the financial statement
               schedule required by this item is included herein.

                   Item 9. Changes in and Disagreements with
                Accountants on Accounting Financial Disclosure.

                                There are none.

          Item 10. Directors and Executive Officers of the Registrant


                           PRESIDENT/C.E.O./DIRECTOR
              Dennis W. Sorenson,  age 58, residing in Alta Loma,
                 California is married.  He began his career in
                      marketing with Pitney Bowes in 1972.
                  He advanced to Western Regional Manager for
                Monarch Marketing (a Division of Pitney Bowes).
                 In 1982 he moved to Data Specialties, Inc. as
                   Western Regional Manager.  In 1987 he and
                      two associates formed Data Recall as
                   Vice President of sales.  He remained with
              Data Recall until 1992, when he formed D.S.G., Inc.,
          a full-line distributor of bar coding products and supplies.
                In 1996 he formed D&J Enterprises Int'l., Inc.,
                    a producer of TickeTrak Gaming  Devices.


                            VICE PRESIDENT/DIRECTOR
                 Daniel Weyker, age 58, residing in San Diego,
              California is married.  A graduate of Saint Michaels
               College and the University of Southern California.
                        From 1965 through 1993, he held
                   progressive management positions until he
                   became Vice-President of manufacturing for
                         Raichem, San Diego, California

                         TREASURER/CORPORATE SECRETARY
                     Darryl D. Dorsett, Age 65, residing in
                       Canyon Lake, California is single.
                 A graduate of the University of North Carolina
                   and American University from 1960 through
                     1992 held progressive positions in the
                    Corporate Financial Community including
                 Private Tax and Financial Consulting.  In 1992
                      joined with Dennis Sorenson to form
                    D.S.G., Inc., a California Corporation,
               and in 1996 to form D&J Enterprises Int'l., Inc.,
                        Functioning Financial Consultant

                        Item 11. Executive Compensation

                     Other than information provided in the
                Company's 1999 Financial Statements incorporated
                    herein, Executive Officers and Directors
                      have received no other compensation.


                    Item 12. Security Ownership of Certain
                        Beneficial Owners And Management

                          Name & Address of      Amount & nature   Percent
Title of Class (1)         Beneficial Owner       of Ownership     of Class
---------------------   ----------------------   ---------------   --------
Common                  Dennis W. Sorenson             1,242,327      15.61
                        8510 Hillside Road
                        Alta Loma, CA 91701

Common                  Janis Sorenson                 1,242,328      15.61
                        8510 Hillside Road
                        Alta Loma, CA 91701

Common                  Daniel Weyker                    916,144      11.50
                        13260 Jacarte Court
                        San Diego CA 92130

Common                  Pamela M. Mugica               1,081,510      13.57
                        30067 Clearwater Drive
                        Canyon Lake, CA 92587

           Item 13. Certain Relationships and Related Transactions.

   There have been no transactions which would be affected by this section.

                                    PART IV

                   Item 14. Exhibits, Financial Statements,
                       schedules and Reports on Form 8-k

               The following documents are filed as part of this
                           Form 10-K Annual Report:

                            e. Financial Statements

                                  SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934,
           the Company has wholly caused this report to be signed on
         its behalf by the undersigned, thereunto to duly authorized.



                            COINLESS SYSTEMS, INC.


                   By: __________________________________

                              Dennis W. Sorenson
                           President/C.E.O./Director

                [LETTERHEAD OF HAROLD Y. SPECTOR APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Coinless Systems, Inc and subsidiary.

I have audited the accompanying consolidated balance sheets of Coinless Systems, Inc. (F.K.A. Medical Resources Technologies, Inc., a Nevada corporation) and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation) as of December 31, 1999, and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted this audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Coinless Systems, Inc. (FKA Medical Resources Technologies, Ltd.) and its subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's uncertainty to generate revenue and its significant net operating loss, raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HAROLD Y. SPECTOR
---------------------
Pasadena, CA
April 29, 2000

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999


                                    ASSETS

               Current Assets
 Cash                                          $ 26,852
 Accounts Receivable, net of allowance
  For doubtful accounts of $2,185                70,689
 Notes Receivable                               254,436
 Inventory                                       24,535
 Prepaid Expenses                                16,670
                                               --------
 Total Current Assets                           393,182
                                               --------
Fixed Assets
 Automobile                                      44,548
 Furniture and Fixtures                           9,568
 Leasehold Improvements                           3,205
 Office Equipment                                25,035
                                               --------
                                                 82,356
 Less: Accumulated Depreciation                 (53,777)
                                               --------

 Total Fixed Assets                              28,579
                                               --------
Other Assets
 Note Receivable, net of current portion         93,750
 Organizational Costs, net of accumulated
  amortization of $500                                0
 Patent Rights, net of accumulated
  Amortization of $2,077                         26,580
 Escrow Deposits                                 50,000
 Deposits                                        12,237
                                               --------

 Total Other Assets                             182,567
                                               --------

TOTAL ASSETS                                   $604,328
                                               ========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999


                      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                 $   259,774
   Accrued Expenses                                     444,687
   Income Tax Payable                                     6,900
   Note Payable, current portion                        178,750
                                                    -----------

   Total Current Liabilities                            890,111
                                                    -----------

Long-Term Liabilities                                   262,309
                                                    -----------

   Total Liabilities                                  1,152,420
                                                    -----------

Stockholders' Equity
   Common Stock, $.007 par value; 75,000,000
    shares authorized; 7,967,325 shares issued
    and outstanding                                      55,771
   Paid-in Capital                                    1,426,071
   Accumulated Deficit                               (2,029,934)
                                                    -----------

   Total Stockholders' Equity (Deficit)                (548,092)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $   604,328
                                                    ===========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     For the Year ended December 31, 1999


SALES                               $   854,877
Less: Returns and Discounts             (40,268)
                                    -----------

NET SALES                               814,609

COST OF GOODS SOLD - SCHEDULE A         445,086
                                    -----------

GROSS PROFIT                            369,523

OPERATING EXPENSES - SCHEDULE B       1,087,878
                                    -----------

INCOME (LOSS) FROM OPERATIONS          (718,355)
                                    -----------

OTHER INCOME (EXPENSES)
  Interest Income                        21,835
  Other Income                           15,087
  Gain on Sales of Assets               258,703
  Interest Expense                      (34,561)
  Penalties                             (14,055)
                                    -----------

  Total Other Income (Expenses)         247,009
                                    -----------

INCOME (LOSS) BEFORE TAXES             (471,346)

PROVISION FOR INCOME TAXES                7,900
                                    -----------
NET INCOME (LOSS)                      (479,246)
ACCUMULATED DEFICIT
 BEGINNING OF YEAR                   (1,550,688)
                                    -----------

 ENDING OF YEAR                     ($2,029,934)
                                    ===========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                               COST OF GOODS SOLD
                      For the Year ended December 31, 1999

                              Schedule A
Cost of Goods Sold
 Beginning Inventory            $ 39,897
 Purchases                       442,482
 Freight                           9,821
                                --------
                                 492,200
 Less: Ending Inventory           47,114
                                --------

Total Cost of Goods Sold        $445,086
                                ========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                              OPERATING EXPENSES
                     For the Year ended December 31, 1999

                                        Schedule B
Costs and Operating Expenses
   Automobile                           $   24,191
   Bad Debt                                  2,185
   Business Meeting                          4,976
   Commissions                              58,087
   Computer Expenses                         5,561
   Depreciation and Amortization            47,380
   Employee Relations                        2,249
   Engineering                              22,154
   Equipment Rental                          3,693
   Factoring Fees                           32,125
   Insurance                                40,413
   Legal and Professional                  130,950
   Mailing                                   3,796
   Marketing and Advertising                54,488
   Office Expenses & Supplies               16,189
   Payroll Taxes                            37,229
   Rent                                     62,990
   Research and Development                 29,985
   Salaries and Wages                      379,158
   Shows and Conventions                     5,268
   Stock Promotion and Expenses             89,957
   Telephone and Communications             25,463
   Travel                                    1,387
   Utilities                                 8,004
                                        ----------

Total Costs and Operating Expenses      $1,087,878
                                        ==========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For Year ended December 31, 1999

                                                                Paid
                                           Common                in         Accumulated
                                    Shares        Stock        Capital        Deficit        Total
                                  ----------   -----------   ------------   ------------   ----------
Balance at Dec 31, 1998           2,247,175    $   15,730     $1,146,033    $(1,152,006)   $   9,757

Issuance of common stock to
  Merge with D&J Enterprise       3,551,608        24,861         25,139       (398,682)    (348,682)
                                  ---------    ----------     ----------    -----------    ---------
Retroactive Balance at
  Dec 31, 1998                    5,798,783    $   40,591     $1,171,172    $(1,550,688)   $(338,925)

Issuance of common stock to
  Acquire DSG, Inc.               1,183,869         8,287       (153,991)                  (145,704)

Issuance of common stock for
  Stock promotion                   200,000         1,400         98,600                    100,000

Conversion of DSG and D&J's
  Notes Payable                     139,173           974         74,013                     74,987

Issuance stock for legal
  Services                           50,000           350          9,650                     10,000

Issuance stock for services          60,000           420           (420)                         0

Issuance stock for employee
  Incentives                        305,000         2,135         (2,135)                         0

Private Offering                    315,850         2,211        228,585                    230,796

Cancellation of Stock               (85,350)         (597)           597                          0

Net Loss Per Period                                                          (479,246)     (479,246)
                                  ---------    ----------     ----------    ---------    ----------

Balance at Dec 31, 1999           7,967,325    $   55,771     $1,426,071    $(2,029,934)   $(548,092)
                                  =========    ==========     ==========    ===========    =========

                The auditor's report and accompanying notes are
                 an integral part of the financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Year ended December 31, 1999


CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income (Loss)                               $(479,246)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and Amortization                    47,380
   Stock for Legal Service                          10,000
   Stock for Stock Promotion                       100,000
   Gain on Sales of Assets                        (258,703)
 (Increase) Decrease in:
   Accounts Receivable                              19,478
   Inventory                                       (31,752)
   Prepaid Expenses                                (16,670)
   Deposits                                         (7,995)
Increase (Decrease) in:
   Accounts Payable                                (64,847)
   Accrued Expenses                                160,826
   Income Tax Payable                                3,700
                                                 ---------

Net cash (used) by operating activities           (517,829)
                                                 ---------

CASH FLOW FROM INVESTING ACTIVITIES
 Decrease in Loan Receivable                         6,916
 Purchase of Property and Equipment                 (6,000)
 Sales of Assets                                   150,000
 Acquisition of Patent Rights                      (26,157)
                                                 ---------

 Net cash provided by investing Activities         124,759
                                                 ---------

CASH FLOW FROM FINANCING ACTIVITIES
 Net Proceeds from Notes Payable                   190,416
 Issuance of common stock                          230,796
                                                 ---------

 Net cash provided by financing activities         421,212
                                                 ---------

NET INCREASE (DECREASE) IN CASH                     28,142

CASH AT BEGINNING OF YEAR                           (1,290)
                                                 ---------

CASH AT END OF YEAR                              $  26,852
                                                 =========

               The auditor's report and accompanying notes are
                 an integral part of the financial statements             8

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     For the Year ended December 31, 1999


SUPPLEMENTAL DISCLOSURE:
 Interest paid                  $33,807
                                =======

 Taxes paid                     $ 4,200
                                =======

NONCASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
 Issue common stock to merge with D&J Enterprises International, Inc. in the amount of $50,000.
 Issue common stock to acquire a subsidiary at a negative book value of 145,704. Convert both the Company's and subsidiary's notes payable and accrued interest into common stock in the amount of $74,897.
 Officer's advance was incurred for disposal of fixed assets with a book value of $7,960.
 Convert officer's advance of $68,284 into a note receivable.
 A note receivable of $125,000 and an escrow deposit of $50,000 were incurred for sales of assets.


                The auditor's report and accompanying notes are
                 an integral part of the financial statements             9

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999


NOTE 1 - NATURE OF BUSINESS

Coinless Systems, Inc. formerly known as Medical Resources Technologies, Ltd., (the "Company") was incorporated under the laws of the state of Nevada on March 1, 1983. The Company is also a California foreign corporation.

The Company produces and sells a product known as "TickeTrak", a coinless device to be used in the Gaming Industry.

NOTE 2 - SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company uses the accrual basis of accounting for financial reporting, in accordance with generally accepted accounting principles.

Principal of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

Use of Estimate

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when the products are shipped. The Company did not have any operating revenue in 1999. All sales are derived from the subsidiary.

Accounts Receivable

The Company has provided for an allowance for doubtful accounts based on management's estimate of the collectibility of accounts receivable. Bad debt expense was $2,185 in 1999.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999

NOTE 2 - SUMMARY of SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Costs incurred for materials, technology and shipping are capitalized as inventory and charged to cost of sales when revenue is recognized.

Inventory consists of finished goods and is stated at the lower of cost of market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are recorded at costs, and depreciated over their useful lives, using the straight-line methods. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Depreciation for year ended December 31, 1999 was $18,949.

Organizational Costs

Organizational Costs are capitalized and amortized on a straight-line basis over 60 months.

Patent Rights

Patent Rights is capitalized and amortized on a straight-line basis over 180 months.

Statements of Cash Flows

The Company prepares its statement of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting For Income Taxes" (SFAS No. 109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999


NOTE 3 - MERGER

On February 9, 1999, the Company merged with D & J Enterprises International, Inc. ("D&J", a Nevada corporation), and changed name to Coinless Systems, Inc. The Company issued 3,551,608 shares of its common stock in exchange for all the issued and outstanding shares of D&J. The combination was accounted for as a pooling of interest under which the net assets was combined at book value and no gain or loss was recognized.

The Company has reported its operations for 1999 as if the combination occurred at the beginning of the year.

NOTE 4 - ACQUISITION OF A SUBSIDIARY

On February 9, 1999, the Company acquired 100% of the issued and outstanding stock of D.S.G., Inc. ("DSG", a California corporation) from a related party, in exchange for 1,183,869 shares of the Company's common stock. The acquisition of D.S.G., Inc. was accounted for as a pooling of interests under which the net assets were combined at book value. The results of operations of D.S.G., Inc. were included in the historical financial statements from the beginning of the year.

NOTE 5 - SALES OF SUBSIDIARY' ASSETS

In December 1999, the Subsidiary sold certain assets and inventories to an unrelated party ("ADT") for $325,000. ADT paid $200,000 in cash, of which $50,000 was deposited into an escrow account against any sales tax liability borne by the Subsidiary. The balance of $125,000 will be paid in twelve(12) calendar quarter installments of $10,417 commencing June 30, 2000 until paid.

Net gain recognized on this sale was as follows:

       Total Sales Price               $325,000
                                       --------

       Assets sold at book value:
         Inventories                     47,114
         Goodwill, net                   19,183
                                       --------
                                         66,297
                                       --------
       Gain on Sales of Assets         $258,703
                                       ========

NOTE 6 - NOTES RECEIVABLE

A note receivable of $125,000 was incurred for the sales of subsidiary's assets (See Note 5). The current portion of the note as of December 31, 1999 was $31,250.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999


NOTE 6 - NOTES RECEIVABLE (Continued)

In 1999, the Company converted officer's advances of $68,284 into a note receivable. The note bears interest at 10% per annum and is due on demand. Interest income accrued on the note during the year was $5,690.

The Company had a note receivable from a related party. The note bears interest at 10% per annum and is payable on demand. Interest income accrued on the note during 1999 was $16,145. As of December 31, 1999, the balance of the note was $147,962.

NOTE 7 - NOTES PAYABLE

As of December 31, 1999, notes payable consist of following:

(a) Payable to a related party, monthly
    payment of $580, including interest at
    11.9% per annum, due December 1, 2000               $ 19,100

(b) Payable to a related party, interest
    paid monthly at 10% per annum,
    due November 30, 2000                                  9,500

(c) Payable to a related party, interest
    accrued at 10% per annum, due December
    31, 1998. Commencing January 29, 1999,
    weekly payment of $500. Secured by a
    life insurance.                                       13,000

(d) Payable to a American General, monthly
    payment of $420, including interest at
    21.0% per annum.                                      11,755

(e) Payable to Rockford Industries; monthly
    payment of $3,294. Delinquent                        105,964

(f) Payable to a related party, interest
    accrued at 10% per annum, due on demand              159,620

(g) Payable to a related party, interest
    accrued at 10% per annum, due on demand              100,000

(h) Payable to a related party, interest
    accrued at 15% per annum, due on demand               17,500

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999


NOTE 7 - NOTES PAYABLE (Continued)

   (i) Payable to a related party, interest
       accrued at 15% per annum, due on demand.            4,620
                                                       ---------
                                                         441,059
       Less: Current Portion                            (178,750)
                                                       ---------

       Long-Term Debt                                  $ 262,309
                                                       =========

 Maturities on notes payable are as follows:

                 December 31,
                 ------------
                     2000                         $178,750
                     2001                          262,309
                                                  --------
                                                  $441,059
                                                  ========


NOTE 8 - INVESTMENT LOSS

In November 1996, the Company entered to an agreement to loan to Medical Resources Clinics, Inc., $150,000 for the purchase of certain assets of Facet, Inc., a Washington corporation, which owns and manages medical clinics in the Seattle area. After then, the clinics went out of business in March 1997 and the Company is liable for its debt. As of December 31, 1999, the balance of the debt was $105,964 and payable in a monthly installments of $3,924. The note was delinquent and the balance was current (See Note 7e).

NOTE 9 - PROVISION FOR INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for year ended December 31, 1999 consist of $800 minimum state income taxes for the Company and $7,100 for the Subsidiary.

For federal income tax purposes, the Company has net operating losses carryforward of $1,017,377 to reduce future taxable income. For state income tax purposes, the net operating losses carryforward is $428,218. To the extent not utilized, both federal and state NOL carryforwards will begin to expire in 1998.

The Subsidiary, approximately, has net operating losses carryforward of $147,703 to reduce future taxable income. To the extent not utilized, the NOL carryforwards will begin to expire in 2010.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999

NOTE 10 - COMMON STOCK TRANSACTIONS

During 1999, the Company converted $23,000 notes payable into 46,000 shares of its common stock.

The Company assumed and converted the subsidiary's notes payable and accrued interest of $51,987 into 93,173 shares of common stock.

The Company issued 50,000 shares of common stock for legal fee of $10,000.

The Company issued 260,000 shares of common stock for stock promotion and offering, in the amount of $100,000.

The Company issued 305,000 shares of common stock for employee incentives.

NOTE 11 - PRIVATE OFFERING

In 1999, the Company completed a private placement offering of 315,850 shares of its common stock, in the amount of $230,796.

NOTE 12 - STOCK OPTIONS

None.

NOTE 13 - RELATED PARTY TRANSACTIONS

During 1999, the Company disposed certain fixed assets to a related party at book value of $7,960, which was treated as his advances.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company lease facilities on a month-to-month basis. The leases require monthly payments of $3,707.

Rent expense for year ended December 31, 1999 was $62,990.

Factoring Agreement

The Subsidiary had a factoring agreement with Winston Financial Group, Inc. The agreement provides that the minimum quarterly volume factoring to Winston is $120,000. The maximum rebate available to the Company descends from 16% to 10%, and the factor fees charged on the factored and paid accounts starts from 4%, up to 10%. The agreement was terminated in December 1999.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Year ended December 31, 1999


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Delinquent Sales Tax and Payroll Taxes

The Subsidiary has delinquent sales tax liability and payroll tax liability of $157,955 and $69,472, respectively, as of December 31, 1999. The Subsidiary agreed to pay $5,000 per month commencing October 1999 until April 2000. The balance will be paid in full in May 2000.

NOTE 15 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $730,049, excluding capital gain on sales of assets for the year ended December 31, 1999. As of that date, the Company has an accumulated deficit of $2,029,934. Furthermore, the Company has an uncertainty to generate revenue from its existing operations.

Management negotiated with creditors to convert the notes payable into common stock (See Note 7). Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 16 - YEAR 2000

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company had assessed its various types of electronic equipment and does not believe the Year 2000 issue will pose significant operational problems.