Form 10QSB
period 2000-03-31
COINLESS SYSTEMS INC
filed 2000-05-15
CIK 1074507

COINLESS SYSTEMS, INC.  -  10QSB -  QUARTERLY REPORT
                                                     Date Filed:    5/15/ 2000

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Quarterly period ended  March 31, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the transition period ___________ to ___________

                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Nevada                                      91-1715373
--------------------------------------------------------------------------------
      (State or other jurisdiction           (IRS Employer Identification No.)
    of Incorporation or organization)

            3720 West Oquendo Road, Suite 101,  Las Vegas, NV 89118
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                 702 891-9195
                                 ------------
                            (Issuer's telephone number)

                                NOT APPLICABLE
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]    No [_]

As of March 31, 2000, the Company had 14,427,571 shares of its $.0007 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

  ITEM 1                      Financial Statements                                     Page
  ------                      --------------------                                     ----
Unaudited Condensed Consolidated Balance Sheet A/T -  March 31, 2000                     2
Unaudited Condensed Consolidated Statements of Operations for the three month
    Periods ended March 31, 2000 and March 31, 1999                                      3
Unaudited Condensed Consolidated Statements of Cash Flows for the three-month
    period ended March 31, 2000                                                          4
Notes to Condensed Consolidated Financial Statements                                     5

                                       1
                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheet - March 31, 2000
                                   Unaudited

                                    ASSETS

Current Assets:
              Cash and Equivalent                                    1,026,097
                                                                     ----------
              Deposits                                                  73,085
                                                                     ----------
                  Total Current Assets                               1,099,182
                                                                     ----------
              Equipment, Net of Accumulated Depreciation of             18,413
              $47,018.                                               ----------

              Other Intangible Assets, Net of Accumulated            ----------
              Amortization of  $6,204.                                  26,159
                                                                     ----------
                  Total Assets                                       1,143,754
                                                                     ----------

                       LIABILITIES & SHAREHOLDER EQUITY

Current Liabilities:
              Accounts Payable                                         725,096
                                                                     ----------
Notes Payable (Current Portion)                                         34,960
                                                                     ----------
Long-Termination Liabilities                                           364,860
                                                                     ----------
                  Total Liabilities                                  1,124,916
                                                                     ----------
Seholders Equity
              Common Stock, 75,000,000 authorized $.007 per value
              14,427,571 shares issued and Outstanding                 100,992
                                                                    -----------
              Additional Paid in Capital                             2,261,351
                                                                    -----------
              Deficit Accumulated during the development stage      (2,343,505)
                                                                    -----------
                  Total Shareholders Equity                             18,838
                                                                    -----------
Total Liabilities and Shareholders Equity                            1,143,754
                                                                    -----------

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                   Unaudited

                                               Three Months Ended
                                         Mar 31, 2000      Mar 31, 1999
                                         ------------      ------------
Revenue                                           0            229,632
Cost of Goods Sold                                0           (117,753)
                                           --------           --------

Gross Profit                                      0            111,879
Operating Expenses                          309,288            236,492
                                           --------           --------

Operating Loss                             (309,288)          (124,613)

Other Income and Expenses
    Interest Income                           6,777                  0
    Interest Expense                        (10,056)            (6,842)
    Other Income                                 995               500

       Total Other Income (Expense)          (2,284)            (6,342)
                                           --------           --------
Net Loss                                   (311,572)          (130,955)

Basic & Diluted Net
Loss Per Share                                (.002)             (.001)

Basic & Diluted Weighted
Average Number of Common Shares Outstanding  14,427,571

The accompanying notes are an integral part of these consolidated financial statements

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


Cash Flow from Operating Activities:
  Net Loss                                                     (311,572)
  Adjustments to reconcile loss to net
    Cash provided by operating activities:
    Depreciation and amortization                                21,994
Decrease Accounts Receivable                                     68,997
Increase Other Receivables                                      (51,578)
Decrease Inventories
Increase Deposits                                               (10,848)
Increase Accounts Payable                                        48,496
Decrease Accrued Expenses                                       (39,580)

Net Cash used  by operating activities                         (274,091)

Cash flow from investing activities
  Decrease in loans receivable                                    9,432
  Increase in fixed assets                                       (1,780)
  Sale of Assets                                                  7,042


Net Cash Used by Investing Activities                            14,694

Cash Flow from Financing Activities
  Increasing Notes Payable                                        8,760
  Issuance of common stock                                       88,000


Net Cash provided by financing activities                        96,760

Net Increase (decrease) in cash                                (162,637)

Cash A/T - beginning of year                                     26,852

Cash end of year                                               (135,785)

Supplemental disclosure
  Interest paid                                                   6,842
  Taxes paid                                                          0

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

      The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the three months ended March 31, 2000 and March 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

      Certain information and footnote disclosures normally include in financial statements, in accordance with generally accepted accounting principles, have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K for the preceding fiscal year.

Organization

The accompanying consolidated financial statements consist of Coinless Systems Inc, a Nevada Corporation and DSG, Inc., a California Corporation.

Principals of Consolidated
--------------------------

The accompanying consolidated financial statements include the amounts of the Company's wholly-owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

CSI has patented a product called TickeTrak(R) that is designed to replace the need for coins in casino gaming machines. The replacement product is a bar coded ticket device that identifies a given transaction on the casinos' host computer. The player uses the ticket as though it were cash and the patented verification process assures its acceptability to both casino operators and customers. No ticket will be issued to a player prior to verification and only one ticket can be redeemed. TickeTrak can either be sold on an

OEM basis, for internal installation in new machines or retrofitted to any existing gaming machine.

Interim periods
---------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information       Three Months Ending
         March 31, 2000

     Cash paid for:
      Interest                                $6,842

NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

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

     Stock options
     -------------

There are no outstanding stock options

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is still attempting to raise sufficient working capital to allow it to distribute the Company's TickeTrak, however, no formal orders other than Spirit Mountain have as yet been received.

     In March, 2000, the Company moved to new corporate office facilities in Las Vegas, Nevada. This move consolidated our Engineering; Marketing and Corporate Administration staffs into one facility. To accomplished this relocation, the company on December 31, 1999 entered into an agreement wherein it transferred its customer list, some physical assets, its phone number and name of its subsidiary DSG, Inc., a California corporation, to Automatic Data Capture Technologies, Inc., a California corporation for the total sum of $350,000.00. The method of payment was $200,000. down and the balance at the rate of $10,000.00 every three months commencing June 30, 2000. From the first payment, at the closing, the sum of $50,000.00 was withheld into an escrow to guarantee the payment of past due California sales taxes; sum of $14,938.10 to transfer to the buyer the deposits for the former customers of DSG, Inc.; the sum of $36,638.01 to pay off the Company's factorer and the sum of $3,435.93 to pay off a judgment recorded against the Company. This left the sum of $94,987.96 paid to DSG, Inc. The $50,000.00 being withheld will be released to the Company when the Company shows the buyer that the obligation to the State Board of Equalization of California has been paid, or may be applied to the payoff of the obligation.

     There is no relation between the buyer and the seller, other than they are in related business, nor is there any relationship between any officer or director of either company with the other.

     The sale by the Company of the assets of its subsidiary DSG, Inc., will result in DSG, Inc., no longer being able to continue its existing business of the sale of Bar coding material or services, but will greatly enhance its ability to market its primary project, to complete the development of its TickeTrak gaming device and implement a market program to sell the product to the gaming industry.

Item 3. Management's discussion and analysis of financial condition and results of operations.

     The Company is in the final stages of its TickeTrak develop and will be demonstrating its device on a number of different manufacturers' gaming machines in mid-second quarter, 2000. It has had only one sale of TickeTrak to a Native-American Casino in Oregon.

     There will be no revenue from operations because of the sale of certain assets of its wholly-owned subsidiary DSG, Inc., until additional contracts are received for the TickeTrak gaming device.

     The company has developed significant interest for Coinless Gaming, by the development of TickeTrak, and feels that after the announced demonstrations, sales will be forthcoming.

     The following table presents the three months ending March 31, 2000 and 1999, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

                          PERCENTAGE OF TOTAL REVENUE

                              Three months ended
                                March 31, 2000


                                                  2000            1999
                                              ------------    ------------
Revenues                                                 0           100.0
Cost of Goods Sold                                       0            51.3
Gross Profit                                             0            48.7
Operating Expense                                   (313.9)         (102.9)
Operating Profit (Loss)                             (313.9)          (54.2)
Other Income (Expense)
          Interest Expense                           (10.1)           (2.9)
          Interest Income                              6.8             -0-
          Other Income                                 1.0              .2
Total Other Income (Expense)                           2.3            (2.7)
Net Income (Loss)                                   (311.6)          (56.9)

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)

RESULTS OF OPERATION:

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

     Revenues for the three months ended March 31, 2000 were non-existent to the sale of certain assets of DSG, Inc. (refer to Item 2 - Management's Discussion and Analysis).

     CSI is in a research and development mode during this reporting period. To address the lack of revenues, the company believes that the advancement to a production phase, demonstrations of TickeTrak May, 2000, will produce new sales and revenues in early 2nd quarter, 2000.

     Operating expenses, which include additional research and development; marketing start-up costs; relocation of corporate administration, consolidation of all departments into one facility and additional administrative overhead, increased 211.0% for the 2000 quarter from 102.9% for the 1999 quarter.

     The decrease in other income and expenses and approximately $4058.00 resulted from an increase in interest income.

Liquidity and Capital Resources:

      The Company's capital requirements are for the completion of development on TickeTrak moving from an R&D status to a production mode and developing a market network to sell the product.

      Statements made herein are not historical facts but are forward-looking statements and are subject to a number of risk factors, including the gaming's public acceptance of the coinless system's technology into coinless gaming. The costs and delays experienced in the course of developing software, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding
        ----------------

        Inapplicable.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

                                             CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                       Common                 Paid In
                                               Shares          Stock          Capital
                                               ------         -------     ----------------
Balance at Dec 31, 1999                          7,967,325   $ 55,771           $1,426,071
Issuance of Stock to Acquire
 DSG Inc. & D&J Enterprises, Inc.                2,658,499     18,609               33,892
Private Offering                                 2,959,747     20,718              807,282
Issuance of Stock for Services
 Rendered                                          520,000      3,640               (3,640)
Issuance of Stock for
 Employee Incentives                               322,000      2,254               (2,254)
                                                ----------   --------           ----------
Balance at Mar 31, 2000                         14,427,571   $100,992           $2,261,351

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Inapplicable

Item 4. Submission of matters to a Vote of Security Holders
        ---------------------------------------------------

        Inapplicable

Item 5. Other Information
        -----------------

        Inapplicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Inapplicable

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          COINLESS SYSTEMS, INC.
                                     -------------------------------
                                               (Registrant)

Date:  May 15, 2000                  By: /s/ DARRYL D. DORSETT
                                        ____________________________
                                             Darryl D. Dorsett

                                     Its:  Chief Financial Officer and Secretary