Form 10QSB
period 2000-06-30
COINLESS SYSTEMS INC
filed 2000-08-10
CIK 1074507

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarterly period ended  June 30, 2000

           (__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period ______________ to ____________

                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                         91-1715373
---------------------------------            -----------------------------------
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

                                NOT APPLICABLE
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X    No _____
                                                           -----

As of June 30, 2000, the Company had 15,649,854 shares of its $.0001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1                             Financial Statements                                    Page
------                             --------------------                                    ----
Unaudited Condensed Consolidated Balance Sheet A/T - June 30, 2000                          2
Unaudited Condensed Consolidated Statements of Operations for the three month
    Periods ended June 30, 2000 and June 30, 1999                                           3
Unaudited Condensed Consolidated Statements of Cash Flows for the six-month
    period ended June 30, 2000                                                              4
Notes to Condensed Consolidated Financial Statements                                        5

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheet - June 30, 2000
                                   Unaudited

                                    ASSETS
Current Assets:
    Cash and Equivalent                                             1,299,880
                                                                   ----------
    Deposits                                                           77,377
                                                                   ----------
              Total Current Assets                                  1,377,257
                                                                   ----------
    Equipment, Net of Accumulated Depreciation of  $47,277.           153,282
                                                                   ----------
    Other Intangible Assets, Net of Accumulated
    Amortization of  $3,471.                                           25,686
                                                                   ----------
              Total Assets                                          1,556,225
                                                                   ----------

                       LIABILITIES & SHAREHOLDER EQUITY

Current Liabilities:
    Accounts Payable                                                  960,726
                                                                   ----------
Notes Payable (Current Portion)                                       273,859
                                                                   ----------
Long-Termination Liabilities                                          302,945
                                                                   ----------
              Total Liabilities                                     1,537,530
                                                                   ----------
Shareholders Equity
    Common Stock, 75,000,000 authorized $.001 per value
     15,649,854. shares issued and Outstanding                         15,650
                                                                   ----------
    Additional Paid in Capital                                      2,773,971
                                                                   ----------
    Deficit Accumulated during the development stage               (2,770,926)
                                                                   ----------
              Total Shareholders Equity                                18,695
                                                                   ----------
Total Liabilities and Shareholders Equity                           1,556,225
                                                                   ----------

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                    Audited

                                                  Three Months Ended                      Six Months Ended
                                             Jun 30, 2000     Jun 30, 1999          Jun 30, 2000     Jun 30, 1999
                                             ------------     ------------          ------------     ------------
Revenue                                               0           201,660                     0           429,862

Cost of Goods Sold                                    0          (106,543)                    0          (236,378)
                                              ---------         ---------             ---------         ---------

Gross Profit                                          0            95,117                     0           193,484

Operating Expenses                             (416,815)         (213,418)             (726,103)         (429,244)
                                              ---------         ---------             ---------         ---------

Operating Loss                                 (416,815)         (118,301)             (726,103)         (235,760)


Other Income and Expenses
    Interest Income                              21,512             4,169                28,289             8,192
    Interest Expense                            (32,117)           (8,910)              (42,173)          (20,290)
    Other Income                                      0             9,570                   995            10,090
                                              ---------         ---------             ---------         ---------

       Total Other Income (Expense)             (10,605)            4,829               (12,889)           (2,008)
                                              =========         =========             =========         =========

Net Loss                                       (427,420)         (113,472)             (738,992)         (237,768)


Basic & Diluted Net
Loss Per Share                                    0.003             0.001                 0.005             0.002

Basic & Diluted Weighted
Average Number of Common Shares Outstanding  15,034,275.
The accompanying notes are an integral part of these consolidated financial statements

                     COINLESS SYSTEMS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED

Cash flow from operating activities:
             Net Loss                                                       (738,991)
             Adjustments to reconcile loss to net

Cash provided by operating activities:
             Depreciation & Amortization                                       28,743
             Decrease in Notes Receivable                                      70,711
             Stock for Stock Promotion                                        140,550
             Stock for merger commission                                      225,000
             Stock for Services                                                18,000
             Stock for DSG Acquisition                                         52,500
             Stock to Retire Debt                                              43,728
             Increase in Prepaids                                            (294,770)
             Increase Inventories                                             (58,465)
             Increase Deposits                                                 (4,722)
             Increase Accounts Payable                                         66,630
             Increase Accrued Expenses                                        178,542
                                                                            ---------

Net Cash Used by Operating Activities                                        (272,544)

Cash Flow from Investing Activities
             Increase in Loans Receivable                                    (598,369)
             Increase in Fixed Assets                                        (157,332)
             Sales of Assets                                                    7,042
                                                                            ---------

Net Cash Used by Investing Activities                                        (748,659)

Cash Flow from Financing Activities                                            26,365
             Increase in Notes Payable                                        109,381
             Issuance of Common Stock                                         828,000

Net Cash Provided by Financing Activities                                     963,746

Net Increase/(Decrease) in Cash                                               (57,457)

Cash at Beginning of Year                                                      26,852
                                                                            ---------

Cash at End of Year                                                           (30,605)

Supplemental Disclosure
             Interest Paid                                                     16,432

             Taxes Paid                                                        30,534

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


1.    BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

      The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the three months ended June 30, 2000 and June 30, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

      Certain information and footnote disclosures normally included in financial statements, in accordance with generally accepted accounting principles, have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1999.

Organization

The accompanying consolidated financial statements consist of Coinless Systems Inc, a Nevada Corporation and DSG, Inc., a California Corporation.

Principals of Consolidated

____________________

The accompanying consolidated financial statements include the amounts of the Company's wholly owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

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

Interim periods

________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information      Six Months Ending
                                               June 30, 2000
     Cash paid for:
      Interest                                   $16,432.
      Taxes                                      $30,534.

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

     Stock options
     ___________

There are no outstanding stock options

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

During the second quarter of this year, the company devoted a substantial amount of its effort to completing product tests for several of our customers, the most important of which is Spirit Mountain. Upon acceptance of these tests, Spirit Mountain is slated to be the inaugural installation for TickeTrak(R).
Completed during the same timeframe was an on-site visit to work with casino personnel who assisted us over a period of 2-3 weeks in "Casinoizing" the product. As a result of this testing process, engineering modifications were initiated, which will make TickeTrak a far better product with much more reliability coupled with ease of operation enhancements, which will make it far more user friendly to the gaming public.

In addition, we solidified our relationship with Gaming Systems International who is developing the Ticket Accounting System (TAS) that is specifically
designed around TickeTrak.   TAS will allow us to put in a stand-alone computer
system at any casino and run side-by-side with the slot accounting systems that are currently in place. GSI, in exchange for an agreement on exclusivity for the State of California, agreed to buy 10,000 TickeTrak devices for resale in that state over the next three-year timeframe.

From a Sales & Marketing standpoint, in the last quarter, we have attended the NIGA Conference in Portland, Oregon and the Southern Gaming Conference in Biloxi, MS and participated in the Slot Operations Convention, put on by UNLV in Las Vegas. The result from these has substantially increased the enthusiasm about TickeTrak as well as opened up additional opportunities for the media/ tickets. During the third quarter of 2000, we will be making an all-out effort to take these leads and turn them into bonafide sales.

CSI has also made serious excursionary trips to the state of Washington were there has been considerable interest in our product. We have been asked to work with some of the manufacturing suppliers who have put slot machines/slot systems
into that state.   The purpose of which would be to unify each site to use a
single form of media that is universal to the casino and more importantly, offers the Ticket Verification System of TickeTrak.

ITEM 3.  Management
Discussion and Analysis of Financial Conditions and Results of Operations.

There is no revenue from operations because of the Sale of Certain Assets of D.S.G., Inc. We are in the final states of preparing product prototypes for testing for Spirit Mountain Casino in early third quarter. Upon approval of these prototypes, production will commence on units for Beta Test at the Casino site.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RESULTS OF OPERATION:

Six months ended June 30, 2000 compared to six months ended June 30, 1999:

     Revenues for the three months ended June 30, 2000 were non-existent due to the Sale of Certain Assets of D.S.G., Inc.

     Operating expenses increased $203,397.00 over the same quarter 1999. This increase is mainly for additional engineering overhead to bring TickeTrak to a production phase.

     The following table presents the six months ending June 30, 2000 and 1999, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

                          PERCENTAGE OF TOTAL REVENUE

                               Six months ended
                                 June 30, 2000

     ------------------------------------------------------------------------
                                                          2000          1999
     ------------------------------------------------------------------------
     Revenues                                                0          100.0
     ------------------------------------------------------------------------
     Cost of Goods Sold                                      0           54.9
     ------------------------------------------------------------------------
     Gross Profit                                            0           45.1
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------
     Operating Expense                                  (726.1)        (99.81)
     ------------------------------------------------------------------------
     Operating Profit (Loss)                            (726.1)        (54.81)
     ------------------------------------------------------------------------
     Other Income (Expense)
     ------------------------------------------------------------------------
               Interest Expense                          (42.2)          (4.7)
     ------------------------------------------------------------------------
               Interest Income                            28.3            1.9
     ------------------------------------------------------------------------
               Other Income                                1.0            2.3
     ------------------------------------------------------------------------
     Total Other Income (Expense)                        (12.9)          (.05)
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------
     Net Income (Loss)                                  (738.9)         (55.3)
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

      Additional capital requirements for the production of TickeTrak units will be raised from related party financing and possible sale of capital stock as well as sale order deposits.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding
         ----------------

      Vendor liens totalling $89,239 have been filed against subsidiary D.S.G., Inc. This figure is reflected in consolidated balance sheet.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

                                                                        Common                Paid In
                                                              ---------------------------
                                                                 Shares         Stock         Capital
                                                              -------------  ------------  --------------
          Balance at March 31, 1999                             14,427,571.    $100,992.     $2,261,351.

          Issuance of Stock for Employee Incentives                 29,000.          29.            (29.)

          Issuance of Stock for Services Rendered                  806,000.         806.        382,744.

          Issuance of Stock for Forgiveness of Debt                437,283.         437.         43,291.

          Adj. to Authorized Par Value                                  --      (86,614.)        86,614.
                                                                -----------    ---------     -----------

          Balance at June 30, 2000                              15,649,854.    $ 15,650.     $2,773,971.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Inapplicable

Item 4.   Submission of matters to a Vote of Security Holders
          ---------------------------------------------------

          Inapplicable

Item 5.   Other Information
          -----------------

          Inapplicable

Item 6.   Exhibits and Reports
          --------------------

          Inapplicable

SIGNATURE


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                COINLESS SYSTEMS, INC.
                                      -----------------------------------------
                                                    (Registrant)



Date:  August 7, 2000                 By: /s/ Darryl D. Dorsett
                                         --------------------------------------
                                              Darryl D. Dorsett

                                      Its: Chief Financial Officer and Secretary

12