Form 10QSB
period 2000-09-30
COINLESS SYSTEMS INC
filed 2000-11-15
CIK 1074507

COINLESS SYSTEMS, INC. - 10QSB -  QUARTERLY REPORT
                                                         Date Filed:  11/08/2000

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)

       (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2000

       (__)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period ______________  to  ______________

                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                       91-1715373
------------------------------             -------------------------------------
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

                                               Yes   X       No _____
                                                   -----

As of September 30, 2000, the Company had 16,624,854 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1                          Financial Statements                                      Page
------                          --------------------                                      ----
Unaudited Condensed Consolidated Balance Sheet A/T - September 30, 2000                     2
Unaudited Condensed Consolidated Statements of Operations for the three month
    periods ended September 30, 2000 and September 30, 1999                                 3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month
    period ended September 30, 2000                                                         4
Notes to Condensed Consolidated Financial Statements                                        5

                                       1
                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                Consolidated Balance Sheet - September 30, 2000
                                   Unaudited

                                    ASSETS
Current Assets:
          Cash and Equivalent                                        1,386,652
                                                                    ----------
          Deposits                                                     102,800

               Total Current Assets                                  1,489,452
                                                                    ----------
          Equipment, Net of Accumulated Depreciation of $58,854.       149,104
                                                                    ----------
          Other Intangible Assets, Net of Accumulated
                                                                    ----------
          Amortization of 3,841.                                        25,316
                                                                    ----------

               Total Assets                                          1,663,872
                                                                    ----------

                       LIABILITIES & SHAREHOLDER EQUITY

Current Liabilities:
          Accounts Payable                                           1,119,319
                                                                    ----------
Notes Payable (Current Portion)                                        351,511
                                                                    ----------
Long-Termination Liabilities                                           285,945
                                                                    ----------

               Total Liabilities                                     1,756,775
                                                                    ----------
Shareholders Equity
          Common Stock, 75,000,000 authorized $.001 per value
           16,624,854 shares issued and Outstanding                     18,525
                                                                    ----------
          Additional Paid in Capital                                 3,046,097
                                                                    ----------
          Deficit Accumulated during the development stage           3,157,525)
                                                                    ----------

               Total Shareholders Equity                               (92,903)
                                                                    ----------

Total Liabilities and Shareholders Equity                            1,663,872
                                                                    ----------

                    COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     Consolidated Statement of Operations
                                   Unaudited


                                                      Three Months Ended                         Nine Months Ended
                                                   30-Sep-00        30-Sep-99               30-Sep-00        30-Sep-99
                                                   ---------        ---------               ---------        ---------
Revenue                                                    0          194,190                        0         624,052

Cost of Goods Sold                                         0          122,575                        0         358,953
                                                   ---------        ---------               ----------       ---------

Gross Profit                                               0           71,615                        0         265,099

Operating Expenses                                   381,636          309,471                1,107,738         738,715
                                                   ---------        ---------               ----------       ---------

Operating Loss                                      (381,636)        (237,856)              (1,107,738)       (473,616)

Other Income and Expenses
    Interest Income                                   16,695            4,099                   44,984          12,291
    Interest Expense                                 (21,659)          (8,603)                 (63,832)        (28,893)
    Other Income                                           0           (2,963)                     995           7,127
                                                   ---------        ---------               ----------       ---------

       Total Other Income (Expense)                   (4,964)          (7,467)                 (17,853)         (9,475)
                                                   =========        =========               ==========       =========

Net Loss                                            (386,600)        (245,323)              (1,125,591)       (483,091)

Basic & Diluted Net
Loss Per Share                                         0.004            0.001                    0.007           0.003

Basic & Diluted Weighted
Average Number of Common Shares Outstanding  15,971,498.

The accompanying notes are an integral part of these consolidated financial statements

                      COINLESS SYSTEMS, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


Cash flow from operating activities:
          Net Loss                                                (1,125,610)
          Adjustments to reconcile loss to net

Cash provided by operating activities:
          Depreciation & Amortization                                 39,352
          Decrease in Notes Receivable                                67,224
          Stock for Stock Promotion                                  140,550
          Stock for Merger Commission                                225,000
          Stock for Services                                          18,000
          Stock for DSG Acquisition                                   52,500
          Stock to Retire Debt                                        43,728
          Increase in Prepaids                                      (218,044)
          Increase Inventories                                      (130,057)
          Increase Deposits                                          (29,992)
          Increase Accounts Payable                                  107,047
          Increase Accrued Expenses                                  296,595
                                                                     -------

Net Cash Used by Operating Activities                               (513,707)

Cash Flow from Investing Activities
          Increase in Loans Receivable                              (693,765)
          Increase in Fixed Assets                                  (163,342)
          Sales of Assets                                              7,042
                                                                       -----

Net Cash Used by Investing Activities                               (850,065)

Cash Flow from Financing Activities                                   96,365
          Increase in Notes Payable                                  100,033
          Issuance of Common Stock                                 1,103,000
                                                                   ---------

Net Cash Provided by Financing Activities                          1,299,398

Net Increase/(Decrease) in Cash                                      (64,374)

Cash at Beginning of Year                                             26,852
                                                                      ------

Cash at End of Year                                                  (37,522)
                                                                     -------

Supplemental Disclosure
          Interest Paid                                               23,456

          Taxes Paid                                                  30,534

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the nine months ended September 30, 2000 and September 30, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Interim periods
---------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
             (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information          Nine Months Ending
                                                  September 30, 2000
     Cash paid for:
      Interest                                        $23,456.00
      Taxes                                           $30,534.00

NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-ups that are not otherwise capitalizable as long-lived. The Company had previously accepted this "SOI" as to Patent and R&D expenses. No Reclassification is necessary.

Stock options
-------------

There are no outstanding stock options. However, the Company has issued 100,000 warrants convertible by April 30, 2003.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

During the third quarter of this year, Spirit Mountain Casino approved TickeTrak(R) for production and discussions began to develop an installation schedule.

The software development of our Ticket Accounting System (TAS) is proceeding on schedule.

To improve investor relations, we entered into an Agreement with Travis Morgan Securities, Inc. who is a full-service investment banking and brokerage firm. Retained to provide services ranging from preparation of Research Reports and the distribution of such information to Broker-Dealer and Investment Banking community, to providing guidance in maximizing shareholder value. Effective September 28, CSI was added to Cashcowmag.com, a free financial website.

From a sales and marketing standpoint, a P.O. was issued by Infinity Group of Albuquerque, New Mexico for 500 TickeTrak OEM units; estimated value in excess of $325,000.00.

An Agreement was reached with Tekbilt Gaming for the installation of TickeTrak Coinless Gaming devices in their Multiple Game Touch Screen and Video Slot Machines. As part of the Agreement, Tekbilt Gaming will market and distribute TickeTrak throughout South America and Europe.

C.S.I. is participating in the World Gaming Congress & Expo in October 2000. The space will demonstrate all of the advantages of TickeTrak in a casino floor environment, utilizing a variety of manufacturers' slot machines.

ITEM 3.  Discussion and Analysis of Financial Conditions and Results of
Operations.

There is no Operating Revenues from Operations because of the sale of certain assets of D.S.G., Inc.

We have begun production of TickeTrak(R) units for the beta test at Spirit Mountain Casino and units for shipment to Infinity Group.

Revenues for these units will be reportable in the fourth quarter.


RESULTS OF OPERATIONS:

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

Revenues for the nine months ended September 30, 2000 were non-existent due to the sale of certain assets of D.S.G., Inc.

Operating expenses increased $72,165.00 over the same quarter 1999. This increase was caused by additional engineering overhead and increased marketing expenses.

Other income and expenses:   Interest income increased $12,596.00 and interest
expense increased $13,056.00 creating a net decrease of $2,503.00 over same quarter 1999.

The following table presents the nine months ending September 30, 2000 and 1999; the consolidated statements of operation of the company expressed as percentages (%) of total revenue. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


PERCENTAGE OF TOTAL REVENUE
Nine Months Ended September 30:

                                                         2000         1999
                                                     --------       ------
               Revenues                                     0        100.0
               Cost of Goods Sold                           0         57.5
               Gross Profit                                 0         42.5

               Operating Expense                     (1,107.7)      (118.4)
               Operating Profit (Loss)               (1,107.7)       (75.9)

               Other Income Expense
                    Interest Expense                     (6.4)        (4.6)
                    Interest Income                       4.5          1.9
                    Other Income                           .9          1.1
               Total Other Income                         (.9)        (1.6)

               Net Income (Loss)                     (1,108.7)       (77.5)

LIQUIDITY AND CAPITAL RESOURCES:

Additional capital requirements for the production of TickeTrak will be raised from debt financing and deposit from sale orders.

CSI is currently negotiating a line of credit.

CAUTIONARY NOTICE

This report contains forward-looking statements in which management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, enthusiasm or caution about future potential and anticipated growth in sales, revenues and earnings and like expressions typically identify such statements.

All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance and general deterioration in economic conditions cause results to be materially poorer than any that may be projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's report on Forms 10-K, 10-Q and 8-K filed with the Securities & Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceeding
         ----------------

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                                                               Common                   Paid In
                                                               ------
                                                        Shares          Stock           Capital
                                                        ------          -----           -------
          Balance at June 30, 2000                      15,649,854     $15,650.00      $2,773,971.00

          Sale of Securities                               975,000       2,875.00         272,126.00
                                                       -----------     ----------      -------------

          Balance at September 30, 2000                 16,624,854     $18,525.00      $3,046,097.00

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



                                      COINLESS SYSTEMS, INC.
                                            (Registrant)


                                        /s/ Darryl D. Dorsett
Date:  November 8, 2000         By: ------------------------------------------
                                         Darryl D. Dorsett
                                Its:  Chief Financial Officer and Secretary

12