Form 10-K405
period 2000-12-31
COINLESS SYSTEMS INC
filed 2001-04-17
CIK 1074507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

       (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT  of 1934

                 For the Calendar Year Ended December 31, 2000

                          Commission File No. 0-25127

                            COINLESS SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

            Nevada                                        91-1715373
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

                            3720 West Oquendo Road
                                   Suite 101
                              Las Vegas, NV 89119
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (702) 891-9195


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
           Title of Each Class                   on which Registered
           -------------------                  ---------------------
                  None                                  None



          Securities registered Pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange
           Title of Each Class                   on which Registered
           -------------------                  ---------------------
  Common Stock, par value .001 per Share       National Association of
                                                 Securities Dealers

                        ------------------------------

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



               The number of shares of Common Stock outstanding
                    as of December 31, 2000 was 18,748,374.
                 The market value of the Common Stock held by
                     nonaffiliates of the Registrant as of
                December 31, 2000 was approximately $3,234,684.
                 The market value was computed by reference to
         the closing sales price of $0.3906 per share of Common Stock on the NASDAQ National Market system as of December 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

               FINANCIAL STATEMENTS FOR DECEMBER, 2000 AND 1999

                               CAUTIONARY NOTICE



           This Annual Report of Coinless Systems, Inc. on form 10-K
              contains forward-looking statements subject to the
          "safe harbor" legislation appearing at  Section 27A of the
          Securities Act of 1933, as amended, and Section 21E of the
           Securities Exchange Act of 1934, as amended.  Statements
          expressing expectations regarding the Company's future and projections relating to products, sales, revenues and
                   earnings are typical of such statements.

               All Forward-Looking Statements, although made in
           good faith, are subject to the uncertainties inherent in
         predicting the future.  Factors such as competition, customer dissatisfaction, failure to gain new product acceptance,
            the Company's operating history, its high leverage and
          accompanying debt service obligations, onerous taxation and other adverse government action, unusual risks attending
               foreign transactions and general deterioration in
          economic conditions may cause results to differ materially from any that are projected.  However, management
              knows of no extraordinary risk associated with any
                     projection contained in this report.

                     Forward-Looking Statements speak only
                         as of the date they are made.
               Readers are warned that the Company undertakes no
               obligation to update or revise such statements to
               reflect new circumstances or unanticipated events
        as they occur, and are urged to review and consider disclosures made by the Company in this and other reports
            that discuss factors germane to the Company's business.
                   See particularly the Company's reports on
           Forms 10-K, 10-Q and 8-K filed from time to time with the
                      Securities and Exchange Commission.

                            COINLESS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000


                               Table of Contents


                                    PART I

                                                                          Page #
Item 1    Business......................................................     5
Item 2    Properties....................................................     8
Item 3    Legal Proceedings.............................................     8
Item 4    Submission of Matters to a Vote of Security Holders...........     8

                                   PART  II

Item 5    Market for Registrant's common Stock
          and Related Security Holder Matters...........................     9
Item 6    Selected Financial Data.......................................     9
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................    10
Item 8    Consolidated Financial Statements and Supplementary Data......    12
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................    32

                                   PART III

Item 10   Directors and Executive Officers of the Registrant............    33
Item 11   Executive Compensation........................................    35
Item 12   Security Ownership of Certain Beneficial
          Owners and management.........................................    35
Item 13   Certain Relationships and Related Transactions................    35

                                   PART  IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................    36

                                    PART I

                               Item 1.  BUSINESS

                            OVERVIEW OF THE COMPANY

    Coinless Systems, Inc. (the Company) was formed as a Nevada Corporation by the merger of D&J Enterprises International, Inc.,
       a Nevada Corporation and D.S.G., Inc., a California Corporation,
                   with Medical Resources Technologies, Inc.
                             a Nevada Corporation.
                   This merger took place February 12, 1999.
                       The corporate name was changed to
                  Coinless Systems, Inc. on August 12, 1999.

        Coinless Systems is a developer of Ticket based gaming devices, methods and systems.

             The management team at CSI has amassed over 20 years
                  of gaming industry experience and 30 years
               of bar code printing and recognition experience.

         CSI has historically placed its primary focus on development of bar code printers for use in gaming devices.

            By using the CSI patented "Scan After Print" technology
          it is possible to verify that critical printed information is accurate and recognizable by the various redemption
                and recognition systems deployed throughout the
                              gaming environment.

          This real-time quality assurance of the printing process is designed to prevent gaming devices from dispensing
                      invalid payment tickets to patrons.

         Operationally, the efficiency of the ticket printing process is increased significantly as a result of
                        real-time quality maintenance.

            One of the most significant issues facing gaming device manufacturers is the audit ability of the device itself.

                In order to achieve reconciliation in a ticket printing process it is necessary to have checks and balances.

           There is currently only one method to verify that a cash
                    payment ticket was created that can be
                recognized by other cash redemption facilities.

              The CSI patent affords CSI the right to provide the
               devices and methods needed to ensure the quality
                of the print reproduction on the ticket media.

             In order to be truly auditable it is necessary to be
                 certain that the printing devices that create
                  payment tickets are accurate and verified.

                     CSI has patented methods and devices
                    designed specifically for this purpose.

              When a gaming device prints a ticket with a barcode
             representing either directly or indirectly, a payout
                  amount, it is important that the barcode is
                             readable as intended.

                 The only time it is possible to automate such
                     a process is at the time of printing.

           The only time it is possible to halt the ticket printing
               process and have assistance rendered to a failing
                gaming device printer is at the time of print.

               Once the ticket is delivered to the outside world
                   there is a procedure efficiency decline.

             Coinless Systems patented rights to these methods and
                  devices places CSI in the most appropriate
                position to assist game manufacturers, printer
             manufacturers, and gaming authorities in defining the
                   minimum control standards for the ticket
                     printing and reconciliation process.

            In an effort to increase the reliability and efficiency
             of the ticket process, CSI has secured the rights to
                            the UVA Shield patent.

                The patented UVA Shield ticket coating process
             increases the durability of thermally printed tickets
                 by protecting the paper from liquids and the
                detrimental effects of light on thermal paper.

              The coating of tickets with the patented UVA Shield
           formula also reduces wear and tear on the thermal printer
                 print head and minimizes paper dust deposits.

             The UVA Shield coating has been specially designed to
                 minimize the overall maintenance of printing
             hardware on the gaming floor while providing the best
                    possible quality and most aesthetically
                    pleasing ticket stock in the industry.

               Clearly, anything less than CSI's patented ticket
             print and verify methods and devices is insufficient
                    for an automated cash payment process.

                              Item 2.  Properties

        The Company's headquarters and its principal executive offices are located in Las Vegas, NV.  The headquarters is made up of
           4,000 sq. feet of Administrative Offices in one suite and
            3,373 sq. feet of Engineering facilities and warehouse
              space in an adjoining suite.  These facilities are
                        leased for a five-year period.



                          Item 3.  Legal Proceedings

                    There are no legal proceedings known or
               pending against the Registrant or its subsidiary.



         Item 4.  Submission of Matters to a Vote of Security Holders

             The following matters were submitted to a vote of the
            Company's Security holders during the second quarter of
                       its year-ended December 31, 2000:

                (a)  To elect and ratify the Board of Directors
                           date and type of Meeting
                                 May 19, 2000
                         Special Stockholders Meeting
                       The matters were voted on during
                          the second quarter of 2000.

                                   PART  II

              Item  5   Market for Registrant's Common Equity and
                         Related Stockholder matters.

                 The Company is currently trading, OTC, on the
              National Association of Securities Dealers Exchange
             under the symbol "CLSY."  The stock has traded with a
                    high of $1.00 in June 2000 and a low of
                            $.2656 in January 2000.

              Additional information required by this item may be
            found in the Company's 2000 Financial Statements and is
                       incorporated herein by reference.



                        Item 6  Selected Financial Data

               The table below sets forth a summary of selected
                financial data of the company for the two-years
                              ended December 31:

 STATEMENT OF OPERATIONS DATA:                     2000             1999
 -----------------------------              -----------       ----------
Net Sales                                   $   126,597       $  814,609
Cost of Sales                                    28,090          445,086
                                            -----------       ----------

Gross Profit                                     98,507          369,523
Selling, general and administrative           1,376,038        1,101,933
                                            -----------       ----------

Operating Income (Loss)                      (1,277,531)        (732,410)
Interest Expense                                (89,287)         (34,561)
Other Income and Expense                         63,836          295,625
                                            -----------       ----------

Income (Loss) before Income Taxes            (1,302,982)        (471,346)
Income Taxes                                        800            7,900
                                            -----------       ----------
Net Income (Loss)                           $(1,303,782)      $ (479,246)
                                            ===========       ==========

Weighted Average Common Shares
Outstanding:  Basic and Diluted              15,523,762        5,562,721
                                            ===========       ==========
Earnings (Loss) per Common Share            $     (0.08)      $    (0.08)
                                            ===========       ==========

Balance Sheet Data:
     Total Assets                             2,003,502          604,328
     Total Debt/Obligations                     517,152          441,059
     Stockholders' Equity                       289,404         (548,092)

                Item 7  Management's Discussion and Analysis of
                 Financial Condition and Reports of Operation.

                This past year has been a very beneficial year
                  for this company's progress for the future.

                Initially, we moved the Corporate offices from
                  Los Angeles to Nevada and our facilities on
            Wynn into the new Corporate and Engineering offices at
                      3720 West Oquendo Road, Suite 101,
                           Las Vegas, Nevada 89118.

              50% of this approximate 8,000 square foot facility
                   is used for corporate offices, sales and
                 accounting and the balance has been set up as
              a combination engineering lab, a modified assembly
                              area and warehouse.

               We have applied for two additional patents, which
                  will help to strengthen our position in the
                Scan After Print area, which is a key point of
                  our patent and our foothold in the market.

              Toward the latter part of the year, we were able to
            secure financing from Spirit Mountain Investment Group
             which gave us the ability to complete the design and
                begin production of TickeTrak(R) Internal Mount
         units which were shipped to Infinity Group in Albuquerque, NM who in turn successfully installed the
                         units in a Guatemala casino.

            On October 18, 19 and 20th, the World Gaming Conference
                was held at the Las Vegas Convention Center and
                         Coinless Systems, Inc. had a
                             tremendous response.

                We were able to demonstrate functional units to
       people from all areas of the gaming industry and multi-countries.
                This, to date had to be the best show ever for
                            Coinless Systems, Inc.

                We have also done some more work perfecting the
                 UVASHIELD ticketing process and are planning,
           in the 1st or 2nd quarter of 2001 to set up a facility in
                   Las Vegas to do the final fan-folding and
                packaging of the tickets for several accounts.

            Last but not least, one of the most significant things
                  that happened during the year 2000 was that
           International Gaming Technologies (IGT) demonstrated and
            installed approximately 8,000 units throughout the US,
               using their Easy-Pay coinless approach to gaming.
               Although this unit does not have Scan After Print
               as is available through TickeTrak, it has made a
                     favorable impact on the marketplace.
                Casino operators and players are indicating an
                    overall overwhelming acceptance of the
                  coinless operation using bar coded tickets.

                 We see this as an affirmation of our thinking
              over the past few years that coinless gaming is and
             will continue to be one of the most sought after and
                 profitable additions to the gaming industry.

            This can only mean more sales than we had anticipated.
                 With greater industry acceptance, we will see
                     greater profitability to our company
                         and to you, our shareholders.

           Additional information provided by this item is set forth
                 in the Company's 2000.  Financial statements
                   and is incorporated herein by reference.

                 Item 8  Consolidated Financial Statements and
                              Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended December 31, 2000 and 1999


                                                                         Page #
    Independent Auditors Report........................................    13

    Consolidated Balance Sheets as of December 31, 2000 and 1999......     14

    Consolidated Statements of Operation for the years ended
    December 31, 2000 and 1999........................................     16

    Consolidated Statements of changes in Stockholders' Equity for
    years ended December 31, 2000 and 1999............................     17

    Consolidated Statements of Cash Flows for the years
    ended December 31, 2000 and 1999..................................     19

    Notes to Consolidated Financial Statements........................     21

                 [LETTERHEAD OF HAROLD Y. SPECTOR APPEARS HERE]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Coinless Systems, Inc and subsidiary.

I have audited the accompanying consolidated balance sheet of Coinless Systems, Inc. (a Nevada corporation) and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation) as of December 31, 2000, and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Coinless Systems, Inc. and its subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company's net operating loss raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pasadena, CA
April 13, 2001

/s/ Harold Y. Spector

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000


                                    ASSETS

Current Assets                                2000          1999
--------------                            -----------     -------
   Cash                                       211,690      26,852
   Accounts Receivable                         14,120      70,689
   Employee Advance                             7,149         -0-
   Notes Receivable                           822,360     348,186
   Inventory                                  462,736      24,535
   Prepaid and Unamortized Expenses           207,260      16,670
                                          -----------     -------

   Total Current Assets                     1,725,315     486,932
                                          -----------

Fixed Assets
   Automobile                                  28,972      44,548
   Computer Equipment and Accessories         144,549         -0-
   Furniture and Fixtures                      11,348       9,568
   Machinery and Equipment                      1,389       3,205
   Office Equipment                            18,850      25,035
                                          -----------     -------
                                              205,108      82,356
   Less: Accumulated Depreciation             (45,917)    (53,777)
                                          -----------     -------

   Total Fixed Assets                         159,191      28,579
                                          -----------     -------

Other Assets
   Patent Rights, net of accumulated
    Amortization of $3,988 and 2,077           24,669      26,500
   Escrow Deposits                             81,403      50,000
   Deposits                                    12,924      12,237
                                          -----------     -------

   Total Other Assets                         118,996      88,817
                                          -----------     -------

TOTAL ASSETS                              $ 2,003,502     604,328
                                          ===========     =======




   The accompanying notes are an integral part of these financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                                       2000         1999
                                                   -----------   ---------
Current Liabilities
   Accounts Payable                                $   734,910     259,774
   Accrued Expenses                                     30,488     125,675
   Payroll and Sales Taxes Payable                     423,262     319,012
   Income Tax Payable                                    8,286       6,900
   Notes Payable, current portion                      419,800     178,750
   Capital Lease, current portion                       22,649         -0-
                                                   -----------   ---------

   Total Current Liabilities                         1,639,395     890,111
                                                   -----------   ---------

Long-Term Liabilities                                   74,703     262,309
                                                   -----------   ---------

   Total Liabilities                                 1,714,098   1,152,420
                                                   -----------   ---------

Stockholders' Equity
   Common Stock, $.001 par value; 75,000,000
    shares authorized; 18,748,374 shares issued
    and outstanding                                     18,748       7,967
   Paid-in Capital                                   3,604,372   1,473,875
   Accumulated Deficit                              (3,333,716)  2,029,934
                                                   -----------   ---------

   Total Stockholders' Equity                          289,404    (548,092)
                                                   -----------   ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 2,003,502     604,328
                                                   ===========   =========

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years ended December 31, 2000 and 1999

                                              2000         1999
                                          -----------   ----------

SALES                                     $   126,597   $  854,877
Less: Returns and Discounts                         0      (40,268)
                                          -----------   ----------

NET SALES                                     126,597      814,609

COST OF GOODS SOLD                             28,090      445,086
                                          -----------   ----------

GROSS PROFIT                                   98,507      369,523

OPERATING EXPENSES                          1,376,038    1,101,933
                                          -----------   ----------

LOSS FROM OPERATIONS                       (1,277,531)    (732,410)
                                          -----------   ----------

OTHER INCOME (EXPENSES)
  Interest Income                              62,310       21,835
  Other Income                                     78       15,087
  Gain on Sales of Assets                       1,448      258,703
  Interest Expense                            (89,287)     (34,561)
                                          -----------   ----------

  Total Other Income (Expenses)               (25,451)     247,009
                                          -----------   ----------

LOSS BEFORE TAXES                          (1,302,982)    (471,346)

PROVISION FOR INCOME TAXES                        800        7,900
                                          -----------   ----------

NET LOSS                                  $(1,303,782)  $ (479,246)
                                          ===========   ==========

NET LOSS PER SHARE - BASIC AND DILUTED         $(0.08)      $(0.08)
                                          ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES          15,523,762    5,652,721
                                          ===========   ==========


                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For Years ended December 31, 2000 and 1999

                                                            Paid
                                         Common              in        Accumulated
                                   Shares      Stock       Capital       Deficit        Total
                                 ---------------------------------------------------------------
Balance at Dec 31, 1998          2,247,175   $  15,730    $1,146,033   $(1,152,006)   $   9,757

Issuance of common stock to
  Merge with D&J Enterprise      3,551,608      24,861        25,139      (398,682)    (348,682)
                                 ---------------------------------------------------------------

Retroactive Balance at
  Dec 31, 1998                   5,798,783   $  40,591    $1,171,172   $(1,550,688)   $(338,925)

Issuance of common stock to
  Acquire DSG, Inc.              1,183,869       8,287      (153,991)                  (145,704)

Issuance of common stock for
  Stock promotion                  200,000       1,400        98,600                    100,000

Conversion of DSG and D&J's
  Notes Payable                    139,173         974        74,013                     74,987

Issuance stock for legal
  Services                          50,000         350         9,650                     10,000

Issuance stock for services         60,000         420          (420)                         0

Issuance stock for employee
  Incentives                       305,000       2,135        (2,135)                         0

Private Offering                   315,850       2,211       228,585                    230,796

Cancellation of Stock              (85,350)       (597)          597                          0

Net Loss Per Period                                                       (479,246)    (479,246)
                                 --------------------------------------------------------------

Balance at Dec.31, 1999          7,967,325   $  55,771    $1,426,071   $(2,029,934)   $(548,092)

Change in Par Value to $0.001                  (47,804)       47,804                          0
                                 --------------------------------------------------------------

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                   For Years ended December 31, 2000 and 1999

                                                           Paid
                                        Common              in      Accumulated
                                  Shares      Stock       Capital      Deficit        Total
Retroactive restated balance
 As of 12/31/99                  7,967,325  $    7,967   $1,473,875  $(2,029,934)  $  (548,092)

Issued Stock per Merger
 Agreement                       2,658,499       2,659       (2,659)                         0

Private Offering                 3,809,191       3,809    1,161,914                  1,165,723

Issued Stock for Service
 Rendered                        1,476,900       1,477      473,886                    475,363

Issued Stock for Employee
 Incentives                        461,000         461         (461)                         0

Issued Stock for Debt            2,375,459       2,375      497,817                    500,192

Net Loss Per Period                                                   (1,303,782)   (1,303,782)
                                --------------------------------------------------------------

Balance at Dec 31, 2000         18,748,374  $   18,748   $3,604,372  $(3,333,716)  $   289,404
                                ==============================================================


                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years ended December 31, 2000 and 1999

                                                  2000         1999
                                              -----------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Loss                                     $(1,303,782)   $(479,246)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and Amortization                   32,272       47,380
   Stock for Services and Expenses                  2,500      110,000
   Gain on Sales of Assets                         (1,448)    (258,703)
 (Increase) Decrease in:
   Accounts Receivable                             56,569       19,478
   Employee Advance                                (7,149)           0
   Inventory                                     (438,201)     (31,752)
   Prepaid and Unamortized Expenses               282,273      (16,670)
   Escrow                                         (31,403)           0
   Deposits                                          (687)      (7,995)
Increase (Decrease) in:
   Accounts Payable                               508,086      (64,847)
   Accrued Expenses                               148,495      160,826
   Income Tax Payable                               1,386        3,700
                                              -----------    ---------

Net cash (used) by operating activities          (751,089)    (517,829)
                                              -----------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
 Decrease in Notes Receivable                     254,436        6,916
 Purchase of Property and Equipment               (14,304)      (6,000)
 Sales of Assets                                    7,042      150,000
 Acquisition of Patent Rights                           0      (26,157)
                                              -----------    ---------

Net cash provided by investing Activities         247,174      124,759
                                              -----------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
 Net Proceeds from Notes Payable                  272,746      190,416
 Net (Payments) to Capital Lease                  (21,106)           0
 Issuance of common stock                         437,113      230,796
                                              -----------    ---------

 Net cash provided by financing activities        688,753      421,212
                                              -----------    ---------

NET INCREASE IN CASH                              184,838       28,142

CASH AT BEGINNING OF YEAR                          26,852       (1,290)
                                              -----------    ---------

CASH AT END OF YEAR                           $   211,690    $  26,852
                                              ===========    =========


                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For the Years ended December 31, 2000 and 1999

                                                               2000      1999
                                                            ---------  ---------
SUPPLEMENTAL DISCLOSURE:
 Interest paid                                              $  42,469  $  33,807
                                                            =========  =========

 Taxes paid                                                 $     800  $   4,200
                                                            =========  =========

NONCASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
In 2000
-------

Issued Common Stock for:
  Consulting and Public Relation Services                              $ 472,863
  Accounts Payable and Accrued Expenses                                  125,681
  Notes Payable and Accrued Interest                                     374,511
                                                                       ---------
                                                                       $ 973,055
                                                                       =========

Notes Receivable for selling common stock                              $ 728,610
                                                                       =========

Notes Payable and Capital Lease Obligations incurred
 for equipment                                                         $ 152,263
                                                                       =========

In 1999
-------
Issued common stock for:
  Merging with D&J Enterprises International, Inc.                     $  50,000
  Acquiring a subsidiary at a negative book value                       (145,704)
  Convert both the Company's and subsidiary's
   notes payable and accrued interest                                     74,897
                                                                       ---------
                                                                       $ (20,807)
                                                                       =========

Officer's advance was incurred for disposal of
 fixed assets at book value                                            $   7,960
                                                                       =========

Convert officer's advance into a note receivable                       $  68,284
                                                                       =========

Note receivable of $125,000 and an escrow deposit of $50,000 were incurred for sales of assets.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Coinless Systems, Inc. formerly known as Medical Resources Technologies, Ltd., (the "Company") was incorporated under the laws of the state of Nevada on March 1, 1983. The Company is also a California foreign corporation.

The Company has patented a product called "TickeTrak(R)" that is designed to replace the need for coins in casino gaming machines. The replacement product is a bar coded ticket device that identifies a given transaction on the casinos' host computer.

NOTE 2 - SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

Use of Estimate

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when the products are shipped.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY of SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2000 and 1999 was $0 and $2,185, respectively.

Inventory

Costs incurred for materials, technology and shipping are capitalized as inventory and charged to cost of sales when revenue is recognized.

Inventory consists of finished goods and is stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are recorded at costs, and depreciated over their useful lives, using the straight-line methods. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Depreciation for years ended December 31, 2000 and 1999 was $30,361 and $18,949, respectively.

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

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY of SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included both inbound and outbound shipping charges in cost of sales.

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

                    COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 5 - NOTES RECEIVABLE

In February 2000, the Company incurred a note receivable of $742,501 from a shareholder for purchasing 1,856,253 shares of the Company's stock. The note bears interest at 7.5% per annum and is payable monthly, commencing March 2000. The note is due on July 1, 2001. The balance of the note and accrued interest income as of December 31, 2000 was $644,723 and $5,100, respectively.

In August 2000, the Company sold 625,000 shares of common stock in exchange for a note receivable of $250,000. The note bears interest at 10% per annum and is paid in five instalments of $35,000, commencing October 1, 2000, and $33,000 due on March 1, 2001. As of December 31, 2000, the balance of the note and accrued interest income was $68,000 and $10,787, respectively.

In December 1999, the Subsidiary sold certain assets and inventories to an unrelated party ("ADT") for $325,000. ADT paid $200,000 in cash, of which $50,000 was deposited into an escrow account against any sales tax liability borne by the Subsidiary. The balance of $125,000 will be paid in twelve(12) calendar quarter installments of $10,417 commencing June 30, 2000 until paid. As of December 31, 2000 and 1999, the balance of the note was $93,750 and $31,250, respectively.

In 1999, the Company converted officer's advances of $68,284 into a note receivable. The note bears interest at 10% per annum and is due on demand. Interest income incurred on the note during 2000 and 1999 was $7,838 and $5,690, respectively. As of December 31, 2000, the balance of the note was $0.

The Company had a note receivable from a related party. The note bears interest at 10% per annum and is payable on demand. Interest income accrued on the note during 2000 and 1999 was $5,483 and $16,145, respectively. As of December 31, 2000 and 1999, the balance of the note was $0 and $147,962, respectively.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOAN AND SECURITY AGREEMENT

On December 18, 2000, the Company entered into a Loan and Security agreement with Spirit Mountain Development Corporation ("Spirit") to borrow funds up to $1,000,000. All proceeds of the loan shall be used solely to pay for supplies of materials and services used in the development and manufacture of a fully functioning barcode printer unit for use in TickeTrak gaming devices. Interest is accrued at 9% per annum. The loan is evidenced by a convertible promissory note. The note and accrued interest is convertible into the Company's common stock at the lesser of $0.30 per share or the price results in Holder holding that number of shares equal to 20% of the number of shares of common stock, as calculated on a fully diluted basis. Interest is accrued at 9% per annum.

As of December 31, 2000, the balance of note payable was $250,000 and accrued interest was $1,188. (See Note 7j)

NOTE 7 - NOTES PAYABLE

As of December 31, 2000 and 1999, notes payable consist of following:

                                              2000         1999
                                            --------     --------
(a) Payable to a related party, monthly
    payment of $580, including interest
    at 11.9% per annum, due Dec. 1, 2000    $ 16,790     $ 19,100

(b) Payable to a related party, interest
    paid monthly at 10% per annum, due
    November 30, 2000                              0        9,500

(c) Payable to a related party, interest
    accrued at 10% per annum, due Dec. 31,
    1998. Commencing January 29, 1999,
    weekly payment of $500. Secured by a
    life insurance.                            3,000       13,000

(d) Payable to a American General, monthly
    payment of $420, including interest
    at 21.0% per annum.                        6,101       11,755

(e) Payable to Rockford Industries;
    monthly payment of $3,294. Settled        95,000      105,964

(f) Payable to a related party, interest
    accrued at 10% per annum, due on demand        0      159,620

(g) Payable to a related party, interest
    accrued at 10% per annum, due on demand        0      100,000


                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (Continued)

                                                 2000        1999
                                               ---------   ---------
(h) Payable to a related party, interest
    accrued at 15% per annum, due on demand       17,500      17,500

(i) Payable to a related party, interest
    accrued at 10% per annum, due on demand        4,620       4,620

(j) Payable to Spirit Mountain, interest
    accrued at 9% per annum, due 12/31/01.       250,000           0

(k) Payable to a related party, interest
    accrued at 10% per annum, due on demand       15,200           0

(l) Payable to a related party, interest
    accrued per agreement; due 12/31/00           13,931           0
                                               ---------   ---------
                                                 422,142     441,059
    Less: Current Portion                       (419,800)   (178,750)
                                               ---------   ---------
    Long-Term Debt                             $   2,342   $ 262,309
                                               =========   =========

Maturities on notes payable are as follows:

                      December 31,
                      ------------
                         2000              $ 419,800
                         2001                  2,342
                                           ---------
                                           $ 422,142
                                           =========

NOTE 8 - CAPITAL LEASE OBLIGATIONS

The Company is obligated under four capital leases. The total cost and accumulated depreciation of equipment under capital lease was $116,117 and $15,338, respectively. The Company entered into a five year lease for telephone system with monthly payments of $485 expiring in February 2005. The Company entered into a three year lease for computer software with monthly payments of $573 expiring in August 2002. The Company entered into a five year lease for computers with monthly payments of $1,632 expiring in September 2004. The Company entered into a four year lease for computers with monthly payments of $549 expiring in February 2004.

           Total Capital Lease Payable               $ 95,010
           Less: current portion                      (22,649)
                                                     --------

           Total Capital Lease Payable - Long-Term   $ 72,361
                                                     ========

Aggregate maturities under these capital leases for the five years subsequent to December 31, 2000 as follows:

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CAPITAL LEASE OBLIGATIONS (Continued)

2001                                     $22,649
2002                                      25,819
2003                                      25,702
2004                                      19,891
2005                                         949
                                         -------

          Total Capital Lease Payable    $95,010
                                         =======

NOTE 9- INVESTMENT LOSS

In November 1996, the Company entered to an agreement to loan to Medical Resources Clinics, Inc., $150,000 for the purchase of certain assets of Facet, Inc., a Washington corporation, which owns and manages medical clinics in the Seattle area. After then, the clinics went out of business in March 1997 and the Company is liable for its debt. As of December 31, 2000 and 1999, the balance of the debt was $95,000 and $105,964, respectively.

NOTE 10 - PROVISION FOR INCOME TAXES

The Company files consolidated federal income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 2000 and 1999 consist of state tax only of $800 and $7,900, respectively.

As of December 31, 2000, the Company has net operating loss carryforwards, approximately, of $1,389,122 to reduce future taxable income. To the extent not utilized, the NOL carryforwards will begin to expire through 2000. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                      2000       1999
                                    ---------   --------
Net Operating Loss Carryforwards    $ 472,301   $ 29,015
Valuation Allowance                  (472,301)   (29,015)
                                    ---------   --------

Net deferred tax assets             $       0   $      0
                                    =========   ========


                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMON STOCK TRANSACTIONS

In 2000, the Company issued 1,476,900 shares of common stock at fair value to various consultants and public relation agents for their services rendered. The total cost of $472,863 was capitalized and amortized over a twelve-month period. For year ended December 31, 2000, $289,364 was charged to operations, and as of that date, the balance of unamortized expense was $183,499. The Company also issued 100,000 warrants to a consultant as an additional compensation. (See Note
13)

In February 2000, the Company issued 2,658,499 shares of common stock to the shareholders of D&J and DSG to equate to 60% control of the Company per the merger and acquisition agreement.

During 2000, the Company issued 2,375,459 shares of common stock to reduce notes payable of $327,810, accrued interest of $46,701, accounts payable and accrued expenses of $125,681.

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

The Company issued 461,000 and 305,000 shares of common stock in 2000 and 1999, respectively, for employee incentives.

NOTE 12 - PRIVATE OFFERING

In 2000, the Company sold 3,809,191 shares of common stock in the amount of $1,165,723; $173,222 in cash and $992,501 in notes receivable (See Note 3). In 1999, the Company completed a private placement offering of 315,850 shares, in the amount of $230,796.

NOTE 13 - WARRANTS

As of December 31, 2000, the Company issued 100,000 stock warrants at exercise prices range from $1.00 to $10.00 per share to a consultant for his service rendered. These warrants will begin to expire in July 2002 through April 2003.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - WARRANTS (Continued)

A summary of the status of the Company's warrants as of December 31, 2000, and changes during the year then ended is presented below:

                                                    Weighted Average
                                                    Exercise
                                        Number of   Price
                                         Shares     Per Share
Outstanding at beginning of Year               0    $    -
Granted                                  100,000      3.42
Exercised, Expired and Cancelled               0         -
                                         -------    ------
Outstanding at end of Year               100,000    $ 3.42
                                         =======    ======

Exercisable at end of Year                66,666
                                         =======

The following table sets forth additional information about stock warrants outstanding at December 31, 2000:

                              Weighted
             Number           Average         Weighted     Number
Range of     Outstanding      Remaining       Average      Exercisable
Exercise     as of            Contractual     Exercise     as of
Prices       Dec. 31,2000     Life            Price        Dec. 31,2000
-----------------------------------------------------------------------
$1.00        50,000           1.58 years      $ 1.00       50,000
$2.50        16,666           1.83 years      $ 2.50       16,666
$5.00        16,666           2.00 years      $ 5.00            0
$10.00       16,667           2.00 years      $10.00            0
            -------           ----------      ------       ------
            100,000           1.76 years      $ 3.42       66,666
            =======           ==========      ======       ======

There were no outstanding warrants as of December 31, 1999.

NOTE 14 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for years ended December 31, 2000 and 1999 was $0.08 in each year. Net loss per share does not include options and warrants as they would be anti-dilutive in 2000 and 1999 due to the net loss in those years.

NOTE 15 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2000 or 1999, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.



                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS

During 1999, the Company disposed certain fixed assets to a related party at book value of $7,960, which was treated as his advances.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $7,500 per month and the lease expires on March 1, 2005.

Rent expense was $65,162 in 2000 and $62,990 in 1999.

The Company also leases two autos. The leases have monthly payments of $580 and $168. Lease payments totaled $7759 and $2,461 for years ended December 31, 2000 and 1999.

Minimum lease payments, by year, and in aggregate at December 31, 2000 are as follows:

                    December 31,      Amount
                    ------------     --------
                    2001             $ 98,976
                    2002               98,976
                    2003               92,992
                    2004               75,000
                    2005               15,000
                                     --------
                                     $380,944
                                     ========

Delinquent Sales Tax and Payroll Taxes

The Subsidiary has delinquent sales tax liability of $150,618 and $157,955 as of December 31, 2000 and 1999, respectively. The Company is negotiating the balance and expects to have a settlement in April 2001. The Subsidiary also has delinquent payroll tax liability of $21,991 and $69,472 in 2000 and 1999, respectively. The balance was paid in full in March 2001.

NOTE 18 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,303,782 and $730,049, excluding capital gain on sales of assets for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company has an accumulated deficit of $3,333,716.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - GOING CONCERN (Continued)

Management negotiated with creditors to convert the notes payable into common stock (See Note 11) and to settle the delinquent sales and payroll taxes (See
Note 17). Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   Item 9  Changes in and Disagreements with
                         Accountants on Accounting and
                              Financial Disclosure

                                 NOT APPLICABLE

                                    PART III


          Item 10  Directors and Executive Officers of the Registrant

                           PRESIDENT/C.E.O./DIRECTOR
              Dennis W. Sorenson,  age 59, residing in Las Vegas,
                  Nevada is married.  He began his career in
                      marketing with Pitney Bowes in 1972.
                  He advanced to Western Regional Manager for
                Monarch Marketing (a Division of Pitney Bowes).
                 In 1982 he moved to Data Specialties, Inc. as
                   Western Regional Manager.  In 1987 he and
                      two associates formed Data Recall as
                   Vice President of sales.  He remained with
              Data Recall until 1992, when he formed D.S.G., Inc.,
          a full-line distributor of bar coding products and supplies.
                In 1996 he formed D&J Enterprises Int'l., Inc.,
                  a producer of TickeTrak(R) Gaming  Devices.



                         TREASURER/CORPORATE SECRETARY
                     Darryl D. Dorsett, Age 66, residing in
                       Canyon Lake, California is single.
                 A graduate of the University of North Carolina
                   and American University from 1960 through
                     1992 held progressive positions in the
                    Corporate Financial Community including
                 Private Tax and Financial Consulting.  In 1992
                      joined with Dennis Sorenson to form
                    D.S.G., Inc., a California Corporation,
               and in 1996 to form D&J Enterprises Int'l., Inc.,
                        Functioning Financial Consultant


                                    DIRECTOR
                 Daniel Weyker, age 59, residing in San Diego,
              California is married.  A graduate of Saint Michaels
               College and the University of Southern California.
                        From 1965 through 1993, he held
                   progressive management positions until he
                   became Vice-President of manufacturing for
                         Raichem, San Diego, California

                                    DIRECTOR
               Alfred K. Doi, residing in California is married.
                         He is Chairman of the Board of
                              East West Marketing,
                                 Tipp City, OH;
           Board of Director of American Coating Tech of Minneapolis;
                 President of Package Sales Company, Irvine, CA
               He introduced Thermal Label Stock to the industry
                              in the United States
                     Has patents on coatings to protect the
          Digital Thermal Image and is a contributor to the Non-impact
                           Printing Group of America.

                        Item 11  Executive Compensation

                Other than information provided in the Company's
                 2000 Financial Statements incorporated herein, executive officers and directors have received no other compensation.


                    Item 12  Security Ownership of certain
                       beneficial owners and management

                         Name & Address of          Amount of    Percent of
Title of Class           Beneficial Owner           Ownership      Class
--------------                                      ---------    ----------
    Common           Dennis W. Sorenson             2,156,679       11.50
                     1124 Sable Mist Court
                     Las Vegas, NV 89144-1632
    Common           Janice A. Sorenson             2,156,679       11.50
                     1124 Sable Mist Court
                     Las Vegas, NV 89144-1632
    Common           Thomas Mershon                 2,599,853       13.87
                     30186 Windward Drive
                     Canyon Lake, CA 92587
    Common           Pamela M. Mugica               2,440,255       13.02
                     30067 Clearwater Drive
                     Canyon Lake, CA 92587
    Common           Daniel & Diane Weyker          1,113,360        5.94
                     13260 Jacarte Court
                     San Diego, VA 92130
    Common           Leslie D. Murdock                955,357        5.10
                     3033 Amsterdam Drive
                     Riverside, CA 92504
    Common           Alfred Doi                       210,000        1.12
                     1700 E. Garvey Street
                     Santa Ana, CA 92705



            Item 13  Certain Relationships and related Transactions

    There have been no transactions which would be affected by this section.

                                    PART IV

              Item 14  Exhibits, Financial Statements, Schedules
                            and Reports on Form 8-K.
                     The following documentation are filed
                    as part of this Form 10-K Annual Report:


                              Financial Statements

                                  SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the
            Securities Exchange Act of 1934, the Registrant has duly
              caused this report to be signed on its behalf by the
                    undersigned, thereunto duly authorized.



                            COINLESS SYSTEMS, INC.



      April 13, 2001            By: /s/ Dennis Soresonon
                                    --------------------
                                    Dennis W. Sorenson
                                    Chairman of the Board,
                                    President and Chief Executive Officer

37