Form 10QSB
period 2001-03-31
COINLESS SYSTEMS INC
filed 2001-05-11
CIK 1074507

COINLESS SYSTEMS, INC.-10QSB-QUARTERLY RPT                 Date Filed: 5/15/2001

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the Annual period ended March 31, 2001

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period ___________ to ___________

                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Nevada                                     91-1715373
--------------------------------               ---------------------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X] No [_]

As of March 31, 2000, the Company had 18,748,374 shares of its $.0001 par value common stock issued and outstanding.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

      The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the three months ended March 31, 2001 and March 31, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Interim periods
---------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1                       Financial Statements                           Page
------                       --------------------                           ----

Unaudited Condensed Consolidated Balance Sheet at March 31, 2001              4
Unaudited Condensed Consolidated Statements of Operations for the
  three month Periods ended March 31, 2001 and March 31, 2000                 5
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three-month period ended March 31, 2001                                     6
Notes to Condensed Consolidated Financial Statements                          7

                                       1

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheet - March 31, 2001
                                   Unaudited

                                    ASSETS
Current Assets:
  Cash and Equivalent                                          1,335,810
                                                              ----------
  Deposits                                                        94,327
                                                              ----------

    Total Current Assets                                       1,430,137
                                                              ----------
  Equipment, Net of Accumulated Depreciation of $55,620.         149,488
                                                              ----------
  Other Intangible Assets, Net of Accumulated
  Amortization of $4,909.                                         26,568
                                                              ----------
    Total Assets                                               1,606,193
                                                              ----------

                       LIABILITIES & SHAREHOLDER EQUITY
Current Liabilities:
  Accounts Payable                                             1,266,986
                                                              ----------
Notes Payable (Current Portion)                                   83,819
                                                              ----------
Long-Termination Liabilities                                     424,190
                                                              ----------

    Total Liabilities                                          1,774,995
                                                              ----------

Shareholders Equity
  Common Stock, 75,000,000 authorized $.001 per value
  18,748,374 shares issued and Outstanding                        20,748
                                                              ----------
  Additional Paid in Capital                                   3,604,372
                                                              ----------
  Deficit Accumulated during the development stage            (3,793,922)
                                                              ----------

    Total Shareholders Equity                                   (168,802)
                                                              ----------

Total Liabilities and Shareholders Equity                      1,606,193
                                                              ----------

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     Consolidated Statement of Operations
                                   Unaudited


                                                   Three Months Ended
                                             Mar 31, 2001      Mar 31, 2000
                                             ------------      ------------
Revenue                                                 0                 0

Cost of Goods Sold                                      0                 0
                                                        -                 -

Gross Profit                                            0                 0

Operating Expenses                                430,959           309,288
                                                  -------           -------

Operating Loss                                   (430,959)         (309,288)

Other Income and Expenses
  Interest Income                                  11,857             6,777
  Interest Expense                                (33,094)          (10,056)
  Other Income                                          0               995
                                             ------------      ------------

 Total Other Income (Expense)                     (21,237)           (2,284)
                                             ------------      ------------

Net Loss                                         (452,196)         (311,572)

Basic & Diluted Net                                (0.024)           (0.022)
Loss Per Share

  Basic & Diluted Weighted
Average Number of Common Shares Outstanding  18,748,374.

The accompanying notes are an integral part of these consolidated financial statements

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

Cash Flow from Operating Activities:
  Net Loss                                              (452,196)
                                                        --------
  Adjustments to reconcile loss to net
    Cash provided by operating activities:
    Depreciation and amortization                         10,124
                                                        --------
Decrease Accounts Receivable                               7,149
                                                        --------
Increase Inventories                                        (420)
                                                        --------
Increase Accounts Payable                                157,420
                                                        --------
Increase Accrued Expenses                                140,033
                                                        --------
Net Cash used by operating activities                   (137,890)
                                                        --------
Cash flow from investing activities
    Decrease in loans receivable                         (39,685)
                                                        --------
Net Cash Used by Investing Activities                    (39,685)
                                                        --------
Cash Flow from Financing Activities
    Decrease Notes Payable                                (7,687)
                                                        --------
    Net Payments to Capital Lease                         (6,803)
                                                        --------
Net Cash provided by financing activities                (14,490)
                                                        --------
Net Increase (decrease) in cash                         (192,065)
                                                        --------
Cash at beginning of year                                211,690
                                                        --------
Cash end of period                                        19,625
                                                        --------
Supplemental disclosure
    Interest paid                                         18,664
                                                        --------
    Taxes paid                                                 0
                                                        --------

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information       Three Months Ending
                                                 March 31, 2001

     Cash paid for:
      Interest                                     $ 18,664.

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

     Stock options
     -------------

There are no outstanding stock options

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During this quarter, we added to our senior management team, Mr. Michael Saunders as Executive Vice President and Chief Operating Officer. Mr. Saunders has twenty-three years experience in the gaming industry; the last five at Mikohn Corporation as Executive Director of Engineering.

The industry has made some changes and modifications, which favorably affects our Scan-After-Print patented technology.

The ticket printer technology licensing business line is based on the printer manufacturers' need for the use of our `832 patent. The support offered by IGT has reaffirmed that our patent is valid and defendable. As ticket printers continue to infiltrate the gaming industry, increasing experience and maturity has made the `832 patented Scan-After-Print technology a valuable security and reliability management feature.

CSI has taken steps to guarantee our leadership in the area of Scan-After-Print of our tickets. We have put forth a considerable effort this first quarter, working with our ticket suppliers to perfect the now-pending ticket orders which we will be taking and delivering during the 2nd quarter, 2001.

The ticket consumption rate in the gaming industry today is estimated at 20 tickets per day per slot machine. It is estimated that a casino having 1,500 slot machines will consume approximately 10,950,000 tickets per year. Estimated sales revenues per casino will be $219,000 per annum. Current industry projections indicate that over 140K new machines per annum with at least 30% of those being ticket-based platforms. 42,000 games installed equates to 306 million tickets per year. This is over 6 million in sales revenue.

We are currently evaluating the profitability of establishing our own ticket converter facility so as to have complete control over the quality of ticket manufacturing and distribution.

CSI looks forward to the 2nd and 3rd quarters as being the turning point for this company's profitability.

     The following table presents the three months ending March 31, 2001 and 2000, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

                          PERCENTAGE OF TOTAL REVENUE

                               Three months ended
                                 March 31, 2001


                                                      2001            2000
--------------------------------------------------------------------------
Revenues                                                 0               0
--------------------------------------------------------------------------
Cost of Goods Sold                                       0               0
--------------------------------------------------------------------------
Gross Profit                                             0               0
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Operating Expense                                   (430.9)         (313.9)
--------------------------------------------------------------------------
Operating Profit (Loss)                             (430.9)         (313.9)
--------------------------------------------------------------------------
Other Income (Expense)
----------------------------------------------------------------------------
          Interest Expense                           (33.1)          (10.1)
--------------------------------------------------------------------------
          Interest Income                             11.9             6.8
--------------------------------------------------------------------------
          Other Income                                   0             1.0
--------------------------------------------------------------------------
Total Other Income (Expense)                             0             2.3
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Net Income (Loss)                                   (452.2)         (311.6)
--------------------------------------------------------------------------

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)


RESULTS OF OPERATION:

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

Revenues for the three months ended March 31, 2001 and March 31, 2000 were non-existent.

Operating expenses increased $12,671. over the same quarter 2000.

This increase was caused by:

(1)  Decrease in marketing expenses of $16,927.;
(2)  Increase of executive salaries of $18,866.;
(3) Increase of administrative expenses of $38,032. increase of approximately $11,000. for new corporate office rent and $27,000. in additional professional fees.;
(4) Increase of $81,700. for stock-related expenses which include writeoff of Public/Investor Relation expense compensated by 144R Stock.

Other income and expenses: Interest income increased $5,080. due to additional Notes Receivable. Interest expense increased $23,038. due to increased borrowing for working capital creating a net increase in expense of $18,953.

PART II - OTHER INFORMATION

Item 1.   Legal Proceeding
          ----------------

          None

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

                   CHANGES IN SECURITIES AND USE OF PROCEEDS
                   -----------------------------------------

                                                             Common            Paid In
                                                     Shares        Stock       Capital
                                                   -----------    -------    -----------
          Balance at Dec 31, 2000                  $18,748,374    $18,748     $3,604,372
            No changes during reporting period

          Balance at March 31, 2001                 18,748,374    $18,748     $3,604,372

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

                                             COINLESS SYSTEMS, INC.
                                 -------------------------------------------
                                                  (Registrant)



Date:  May 15, 2001          By:          /s/  Darryl D. Dorsett
                                 --------------------------------------------
                                               Darryl D. Dorsett

                             Its:  Chief Financial Officer & Corporate Secretary