Form 10QSB
period 2001-06-30
COINLESS SYSTEMS INC
filed 2001-08-14
CIK 1074507

COINLESS SYSTEMS, INC.-10QSB-QUARTERLY RPT               Date Filed: 8/13/ 2001


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Annual period ended June 30, 2001

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period ____________ to __________________

                        Commission File Number 0-25127

                            COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                    91-1715373
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

                                                Yes [X]  No [_]

As of June 30, 2001, the Company had 26,305,429 shares of its $.0001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1                       Financial Statements
------                       --------------------

Unaudited Condensed Consolidated Balance Sheet at  June 30, 2001
Unaudited Condensed Consolidated Statements of Operations for the six month
  Periods ended June 30, 2001 and June 30, 2000
Unaudited Condensed Consolidated Statements of Cash Flows for the six-month
  Period ended June 30, 2001
Notes to Condensed Consolidated Financial Statements

                                       1
                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheet - June 30, 2001
                                   Unaudited


                                               ASSETS
Current Assets:
              Cash and Equivalent                                             1,128,439
                                                                             ----------
              Deposits                                                           94,482
                                                                             ----------
                  Total Current Assets                                        1,222,921
                                                                             ----------
              Equipment, Net of Accumulated Depreciation of  $65,322.           143,333
                                                                             ----------
              Other Intangible Assets, Net of Accumulated
                                                                             ----------
              Amortization of  $5,330                                            26,147
                                                                             ----------
                  Total Assets                                                1,392,401
                                                                             ==========

                                  LIABILITIES & SHAREHOLDER EQUITY
Current Liabilities:
              Accounts Payable                                                1,129,382
                                                                             ----------
Notes Payable (Current Portion)                                                  63,117
                                                                             ----------
Long-Termination Liabilities                                                    366,520
                                                                             ----------
                  Total Liabilities                                           1,559,019
                                                                             ----------

Shareholders Equity
              Common Stock, 75,000,000 authorized $.001 per value
              26,305,429shares issued and Outstanding                            28,305
                                                                             ----------
              Additional Paid in Capital                                      3,956,309
                                                                             ----------
              Deficit Accumulated during the development stage               (4,151,232)
                                                                             ----------

                  Total Shareholders Equity                                    (166,618)
                                                                             ----------

Total Liabilities and Shareholders Equity                                     1,392,401
                                                                             ==========

                   COINLESS  SYSTEMS,  INC.  AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                   Unaudited



                                              Three Months Ended                       Six Months Ended
                                         June 30, 2001      June 30, 2000     June 30, 2001       June 30, 2000
                                        ---------------    ---------------    ----------------    ----------------
Revenue                                               0                  0                   0                   0

Cost of Goods Sold                                    0                  0                   0                   0
                                               --------           --------            --------            --------
Gross Profit                                          0                  0                   0                   0

Operating Expenses                             (371,034)          (416,815)           (801,993)           (726,103)
                                               --------           --------            --------            --------
Operating Loss                                 (371,034)          (416,815)           (801,993)           (726,103)

Other Income and Expenses
  Interest Income                                15,981             21,512              27,838              28,289
  Interest Expense                               (8,267)           (32,117)            (41,361)            (42,173)
  Other Income                                        0                  0                   0                 995
                                               --------           --------            --------            --------

 Total Other Income (Expense)                     7,714            (10,605)            (13,523)            (12,889)
                                               --------           --------            --------            --------

Net Loss                                       (363,320)          (427,420)           (815,516)           (738,992)

Basic & Diluted Net                               0.003             (0.003)             (0.003)             (0.005)
Loss Per Share

  Basic & Diluted Weighted
Average Number of Common Shares Outstanding  26,305,429
The accompanying notes are an integral part of these consolidated financial statements


                     COINLESS SYSTEMS INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                   30-Jun-01


CASH FLOW FROM OPERATING ACTIVITIES
          NET LOSS                                                (815,516)
          ADJUSTMENTS TO RECONCILE LOSS TO NET

CASH PROVIDED BY OPERATING ACTIVITIES:
          DEPRECIATION & AMORTIZATION                               20,248
          DECREASE IN ACCOUNTS RECEIVABLE                            1,706
          STOCK FOR STOCK PROMOTION                                      0
          STOCK FOR MERGER COMMISSION                                    0
          STOCK FOR SERVICES                                             0
          INCREASE IN INTANGIBLE ASSETS                                  0
          INCREASE PATENT RIGHTS                                    (2,320)
          DECREASE IN PREPAIDS                                     191,125
          INCREASE INVENTORIES                                        (676)
          DECREASE DEPOSITS                                            155
          DECREASE ACCCOUNTS PAYABLE                               (59,843)
          INCREASE ACCRUED EXPENSES                                 71,207
                                                                  --------
NET CASH USED BY OPERATING ACTIVITIES                             (593,914)

CASH FLOW FROM INVESTING ACTIVITIES
          DECREASE IN LOANS RECEIVABLE                             303,827
          INCREASE IN FIXED ASSETS                                   2,528
          SALES OF ASSETS                                                0
                                                                  --------
NET CASH USED BY INVESTING ACTIVITIES                              306,355

CASH FLOW FROM FINANCING ACTIVITIES
          DECREASE IN NOTES PAYABLE                                (26,502)
          CAPITAL LEASES                                                 0
          SALE OF TREASURY STOCK                                   354,672
                                                                  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          328,170

NET INCREASE/(DECREASE) IN CASH                                     40,612

CASH AT BEGINNING OF YEAR                                          208,593
                                                                  ========
CASH AT END OF YEAR                                                249,205

SUPPLEMENTAL DISCLOSURE                                             39,760

          INTEREST PAID                                             51,167

          TAXES PAID

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the six months ended June 30, 2001 and June 30, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments), which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Principals of Consolidated
__________________________

The accompanying consolidated financial statements include the amounts of the Company's wholly owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

CSI has a patent entitled "Cashless Peripheral For A Gaming Device" bearing serial number 6,012,832 (referred to as `832'). The `832' patent describes a peripheral device and method usable by gaming devices where player payouts are made using tickets.

CSI has previously developed and manufactured various versions of the described peripheral device under the trademark "TickeTrak(R)". Recently, CSI has established and executed a licensing program for gaming industry manufacturers desiring the "832" patent technology.

Devices designed to use the `832' patent provide the benefit of ensuring the validity of the printed information on the tickets prior to presentation to the player. The `832' patent also provides for "ticket redemption" at the gaming device. This means that the credit value represented by the ticket is placed on the gaming device into which the ticket is inserted.


Interim periods
_______________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                    COINLESS SYSTEMS, INC. AND SUBSIDIARIES
             (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental Cash Flow Information      Three Month
                                           Period Ended    Six Months Ending
                                          June 30, 2001      June 30, 2001

   Cash paid for:
       Interest                               $  8,267.          $ 41,361

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


   Stock options
   _____________

There are no outstanding stock options

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During this quarter we finalized negotiations with IGT to cross-license the `832 patent with two IGT "Ticket Out / Ticket In" technology patents. Previously, CSI had pursued a development, manufacturing and distribution strategy focused on upgrading slot machines to enable them to print and redeem cash payout tickets. The focal point of benefit being the "Scan-After-Print" technology authored within the CSI `832 patent.

As the gaming industry converges on the "coinless" gaming technology CSI has had the opportunity to re-align itself with the increasing market comprising primarily new slot machine sales. By establishing a licensing program for slot machine and printer manufacturers, CSI has essentially redefined its focus on establishing higher standards of integrity for "ticket based" transactions. IGT has, by recognizing this desire for increased reliability, ensured the validity and defend ability of the CSI `832 patent.

As the gaming industry continues to adopt "Coinless" technology so too the requirement for ticket media increases. The future looks bright for CSI in ticket stock manufacturing as ticket consumption volumes are projected to exceed initial expectation. The optional "UVAShield" protective coating, available exclusively from CSI, is designed to ensure that a ticket that has been printed and verified will continue to maintain the quality of its finish even in a hostile environment. Aside from the functional benefit, the "UVAShield" coating process also delivers increased aesthetic quality.

CSI plans to move forward on plans to establish a ticket manufacturing facility in Las Vegas. CSI will continue to foster close relationships with gaming industry vendors and casino operators and to provide the high quality of customer service that CSI sales staff have pursued since establishing the Las Vegas corporate head quarters.


ITEM 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

Revenues for the six months ended, both years were non-existent.

Operating expenses increased $385,178 this period over same period 2000.

The increase was caused by:

(1)  Increase in Marketing Expenses of $17,455;
(2)  Increase in Engineering Expenses of $18,216;
(3)  Increase in Administrative Expenses of $54,551;
(4)  Increase in Salaries of $142,772;
(5)  Increase in Insurance Coverages of $10,431;
(6)  Increase in Taxes of $38,353;
(7)  Increase in Professional Services of $29,716;
(8)  Increase in Stock Promotion Expenses of $63,560;
(9)  Increase in Depreciation & Amortization of $10,124.

Increases in most expenses were caused by relocation of Corporate Offices to Las Vegas from Southern California. Salary expense increase and tax increase is caused by hiring of new staff and certain officers not drawing salaries in early 2000.

Other income and expenses: Decrease in Interest Income of $451. and decrease of $812. in Interest Expense netted a $361. increase in Other Income and Expenses.

The following table presents the six months ending June 30, 2001 and 2000, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first sixnths of 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

                          PERCENTAGE OF TOTAL REVENUE

                                            Three months ended                               Six Months Ended
                                                 June 30                                          June 30
                                            2001          2000                              2001          2000
                                          -------       -------                           -------       -------
Revenues                                        0             0                                 0             0
Cost of Goods Sold                              0             0                                 0             0
Gross Profit                                    0             0                                 0             0

Operating Expense:                         (371.0)       (416.8)                           (801.9)       (726.1)
Operating Profit (Loss)                    (371.0)       (416.8)                           (801.9)       (726.1)
Other Income (Expense):
          Interest Expense                   (8.3)        (32.1)                            (41.4)        (42.2)
          Interest Income                    15.9          21.5                              27.8          28.3
          Other Income                          0             0                                 0            .9
Total Other Income (Expense)                  7.6         (10.6)                            (13.6)        (13.0)

Net Income (Loss)                          (363.3)       (427.4)                          (8125.5)       (738.9)

LIQUIDITY AND CAPITAL RESOURCES:

Additional capital requirements for the installation of a ticket printing plant and continuing operations will be raised from related party financing and possible sale of capital stock as well as sale order deposits.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceeding
         ________________

      None

Item 2.
         ________________

                                                                     Common                       Paid-In
                                                              Shares         Stock                Capital
                                                           -------------   ----------           ------------
Balance at March 31, 2001                                     18,748,374       18,748              3,604,372

Issuance of Common Stock For Employee Incentives               4,842,500        4,842                <4,842>

Issuance of Common Stock for Services                          1,470,000        1,470                <1,470>

Issuance of Common Stock for
     Stock Exchange                                            1,244,555        1,245

Balance at June 30, 2001                                      26,305,429       26,305              3,959,044


Item 3.  Defaults Upon Senior Securities
         _______________________________

         Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

         Inapplicable

Item 5.  Other Information
         _________________

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

         Inapplicable

                                   SIGNATURE


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                               COINLESS SYSTEMS, INC.
                                   ---------------------------------------------
                                                   (Registrant)



Date:  August 13, 2001             By: /s/     DARRYL D. DORSETT
                                          ______________________________________
                                      Darryl D. Dorsett, Chief Financial Officer