Form 10QSB
period 2001-09-30
COINLESS SYSTEMS INC
filed 2001-11-15
CIK 1074507

COINLESS SYSTEMS, INC.-10QSB-QUARTERLY RPT               Date Filled: 11/14/2001


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the Annual period ended September 30, 2001

      (__)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period _________________  to  ___________________

                         Commission File Number 0-25127

                             COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                      91-1715373
----------------------------------           -----------------------------------
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

                                                Yes   X       No __________
                                                    -------

As of September 30, 2001, the Company had 26,514,002 shares of its $.0001 par value common stock issued and outstanding.

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

1.  BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the nine months ended September 30, 2001 and September 30, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments), which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

______________________

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

Interim periods

_________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1                        Financial Statements
------                        --------------------

Unaudited Condensed Consolidated Balance Sheet at September 30, 2001 Unaudited Condensed Consolidated Statements of Operations for the nine-month
    Periods ended September 30, 2001 and September 30, 2000
Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month
    Period ended September 30, 2001
Notes to Condensed Consolidated Financial Statements

                                        1
                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
                 Consolidated Balance Sheet - September 30, 2001
                                    Unaudited

                                     ASSETS
Current Assets:
          Cash and Equivalent                                                                     986,383
                                                                                        -----------------
          Deposits                                                                                 94,482

                                                                                        -----------------
               Total Current Assets                                                             1,080,865
                                                                                        -----------------
          Equipment, Net of Accumulated Depreciation of $74,604.                                  134,619
                                                                                        -----------------
          Other Intangible Assets, Net of Accumulated
                                                                                        -----------------
          Amortization of $5,750                                                                   25,727
                                                                                        -----------------

               Total Assets                                                                     1,241,211
                                                                                        =================

                            LIABILITIES & SHAREHOLDER EQUITY

Current Liabilities:
          Accounts Payable                                                                      1,382,733
                                                                                        -----------------
Notes Payable (Current Portion)                                                                    74,400
                                                                                        -----------------
Long-Termination Liabilities                                                                      422,044
                                                                                        -----------------

               Total Liabilities                                                                1,879,177
                                                                                        -----------------

Shareholders Equity
           Common Stock, 75,000,000 authorized $.001 per value
           26,514,002 shares issued and Outstanding                                                28,514
                                                                                        -----------------
           Additional Paid in Capital                                                           3,858,428
                                                                                        -----------------
           Deficit Accumulated during the development stage                                    (4,524,908)
                                                                                        -----------------

                       Total Shareholders Equity                                                 (637,966)
                                                                                        -----------------

Total Liabilities and Shareholders Equity                                                       1,241,211
                                                                                        =================

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    Unaudited

                                                  Three Months Ended                   Nine Months Ended
                                           Sept 30, 2001      Sept 30, 2000    Sept 30, 2001       Sept 30, 2000
                                           -------------      -------------    -------------       -------------

Revenue                                          7,581                  0             7,581                   0

Cost of Goods Sold                               4,692                  0             4,692                   0
                                             ---------          ---------       -----------         -----------

Gross Profit                                     2,889                  0             2,889                   0

Operating Expenses                            (357,185)          (381,636)       (1,159,178)         (1,107,738)
                                             ---------          ---------       -----------         -----------

Operating Loss                                (354,296)          (381,636)       (1,156,289)         (1,107,738)

Other Income and Expenses
    Interest Income                              1,916             16,695            29,754              44,984
    Interest Expense                           (14,707)           (21,659)          (56,068)            (63,832)
    Other Income                                     0                  0                 0                 995
                                             ---------          ---------       -----------         -----------

Total Other Income (Expense)                   (12,791)            (4,964)          (26,314)            (17,853)
                                             ---------          ---------       -----------         -----------

Net Loss                                      (367,087)          (386,600)       (1,182,603)         (1,125,591)

Basic & Diluted Net                              0.003             (0.004)           (0.003)             (0.007)
Loss Per Share

    Basic & Diluted Weighted
Average Number of Common Shares Outstanding  26,514,002

The accompanying notes are an integral part of these consolidated financial statements

                      COINLESS SYSTEMS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED
                               September 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES
          NET LOSS                                              (1,182,603)
          ADJUSTMENTS TO RECONCILE LOSS TO NET

CASH PROVIDED BY OPERATING ACTIVITIES:
          DEPRECIATION & AMORTIZATION                               29,108
          INCREASE IN ACCOUNTS RECEIVABLE                           (4,943)
          STOCK FOR STOCK PROMOTION                                      0
          STOCK FOR MERGER COMMISSION                                    0
          STOCK FOR SERVICES                                            50
          INCREASE IN INTANGIBLE ASSETS                                  0
          INCREASE PATENT RIGHTS                                    (2,320)
          DECREASE IN PREPAIDS                                     185,614
          DECREASE IN INVENTORIES                                   27,330
          DECREASE DEPOSITS                                            155
          DECREASE ACCCOUNTS PAYABLE                               (46,915)
          INCREASE ACCRUED EXPENSES                                172,660
                                                                ----------

NET CASH USED BY OPERATING ACTIVITIES                             (821,864)

CASH FLOW FROM INVESTING ACTIVITIES
          DECREASE IN LOANS RECEIVABLE                             175,135
          INCREASE IN FIXED ASSETS                                   3,096
          SALES OF ASSETS                                                0
                                                                ----------

NET CASH USED BY INVESTING ACTIVITIES                              178,231

CASH FLOW FROM FINANCING ACTIVITIES
          INCREASE IN NOTES PAYABLE                                 75,207
          CAPITAL LEASES                                                 0
          SALE OF TREASURY STOCK                                   354,672
                                                                ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          429,879

NET INCREASE/(DECREASE) IN CASH                                   (213,754)

CASH AT BEGINNING OF YEAR                                          208,593

CASH AT END OF YEAR                                                 (5,161)
                                                                ==========

SUPPLEMENTAL DISCLOSURE
                                                                    56,068

          INTEREST PAID

          TAXES PAID                                                61,167


Consolidated-Unaudited                                               Page 6

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
              (Notes to Unaudited Consolidated Financial Statement)

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information   Three Month
                                          Period Ended        Nine Months Ending
                                          September 30, 2001  September 30, 2001

     Cash paid for:
        Interest                              $  14,707.           $ 56,068

NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires entities to expense as incurred all start-ups that are not otherwise capitalizable as long-lived. The Company had previously accepted this "SOI" as to Patent and R&D expenses. No Reclassification is necessary.

     Stock options

     ___________

There are no outstanding stock options

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During this quarter, the Annual Shareholder's Meeting was held and it was announced that the Company's new direction into its patent licensing program and ticket manufacturing operation for Coinless gaming and Internet Services Development as revenue streams for the company.

The patent licensing program evolved from a previously announced cross-licensing agreement with IGT for the company's "Scan After Print(TM)" ticket verification technology. "Scan After Print" verifies the cash out ticket before it is presented by the machine to the player. The company is now in negotiations with the five Coinless gaming printer manufacturers for the licensing of our patented "Scan After Print" technology.

The planned ticket manufacturing facility is a result of the faster than projected onset of coinless gaming and will be built in Las Vegas to better service the needs of the local market. Tickets manufactured at the facility will be offered in custom printed multi-color formats and available with CSI's patented "UVASHIELD(TM)" coating. The UVASHIELD coating protects the ticket against sun, light, alcohol, and water and reduces wear and tear on the printer.

Due to the economic downturn, management has taken the necessary steps to cut operational expenses. These reductions will be reflected in the Operational results of the 4/th/ quarter 2001

ITEM 3. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Revenues for the nine months ended, September 30, 2001 were $7,581 created by sale of tickets.

Operating expenses increased $51,440 this period over same period 2000.

The increase was caused by:

(1)  Decrease in Marketing Expenses of ($26,974);
(2)  Increase in Engineering Expenses of $22,428;
(3)  Increase in Administrative Expenses of $33,969;
(4)  Increase in Salaries of $73,726;
(5)  Increase in Insurance Coverages of $2,234;
(6)  Decrease in Taxes of ($55,175);
(7)  Increase in Professional Services of $17,999;
(8)  Decrease in Stock Promotion Expenses of $(7,366);
(9)  Decrease in Depreciation & Amortization of $(9,401).

Other income and expenses: Decrease in Interest Income of $15,230. and decrease of $7,677. for internet expense.

The following table presents the nine months ending September 30, 2001 and 2000, the Consolidated Statements of Operation of the Company expressed as percentages (%) of total revenue. The results of operations for the first nine months of 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

                           PERCENTAGE OF TOTAL REVENUE

                                       Three months Ended             Nine Months Ended
                                          September 30                   September 30

                                      2001            2000           2001            2000
                                      ----            ----           ----            ----
  Revenues                           100.0               0          100.0               0
  Cost of Goods Sold                  61.9               0           61.9               0
  Gross Profit                        38.1               0           38.1               0

  Operating Expense:                (471.2)         (381.6)      (1,529.0)       (1,107.7)
  Operating Profit (Loss)           (467.3)         (381.6)      (1,525.2)       (1,107.7)
  Other Income (Expense):
      Interest Expense              (193.9)         (216.6)        (560.1)         (638.3)
      Interest Income                 25.2           166.9          392.5           449.8
      Other Income                       0               0              0              .9
  Total Other Income (Expense)      (168.7)           (4.9)        (167.6)         (187.6)

  Net Income (Loss)                 (484.2)         (386.6)      (1,559.9)       (1,125.6)

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

PART II - OTHER INFORMATION


Item 1.    Legal Proceeding

Under the date of July 26, 2001, TransAct Technologies, Inc. filed a Civic Action against the Company in the United States District Court, District of Connecticut.

TransAct is a developer and manufacturer of a thermal printer used by the gaming and lottery industry.

CSI had entered into negotiations with TransAct concerning the potential licensing of Scan After Print Technology. The parties failed to reach an agreement concerning licensing.

TransAct has produced a new printer, and is now on the verge of bringing the product to market.

CSI has put TransAct on Notice of its `832' Patent. TransAct does not believe their new printer module infringes the `832' Patent. Accordingly, TransAct seeks judgment from the court declaring that it does not infringe the `832' Patent.

CSI is being defended by Halloran & Sage LLP of Hartford, CT.

Item 2.    Changes in Securities and Use of Proceeds
           _______________

                                                                        Common                Paid-In
                                                                 Shares          Stock        Capital
                                                                 ------          -----        -------
           Balance at June 30,  2001                            26,305,429       26,305     $3,959,044

           Issuance of Common Stock For Stock Exchange             158,573      $   159          ($159)

           Issuance Stock for Services Rendered                     50,000      $    50           ($50)

           Issuance of Stock for Notes Payable                           0      $     0     $        0

           Private Offering                                              0      $     0     $        0

           Balance at September 30, 2001                        26,514,002      $26,514     $3,958,835

Item 3.    Defaults Upon Senior Securities
           --------------------------------

           Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders

The annual Shareholders' Meeting was held on August 10, 2001. At this meeting, the shareholders re-elected Dennis Sorenson; Dr. Alfred Doi and Daniel Weyker to serve on the Board of Directors for the coming year. The shareholders also increased the number of Board seats to five and elected Michael Saunders and Dr. Rolf Carlson for the coming year.

The Board of Directors immediately following the Shareholders' Meeting, held a Meeting to select the Corporate Officers for the coming year. These officers were:

                Dennis Sorenson, CEO; Michael Saunders, President and Darryl Dorsett, CFO/Corporate Secretary

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

                                                    COINLESS SYSTEMS, INC.
                                ------------------------------------------
                                                         (Registrant)




Date:  November 14, 2001        By:    /s/  Darryl D. Dorsett
                                    ------------------------------------------
                                    Darryl D. Dorsett, Chief Financial Officer