Form 10KSB
period 2001-12-31
COINLESS SYSTEMS INC
filed 2002-04-16
CIK 1074507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission File Number 0-25127

                             COINLESS SYSTEMS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

              Nevada                                    91-1715373
              ------                                    ----------
(State or other jurisdiction of               I.R.S. Employer Identification No.
 incorporation or organization)

  3720 West Oquendo Road, Suite 101, Las Vegas, NV          89119
  ------------------------------------------------          -----
     (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (702) 891-9195
-----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,660.00
State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 28,244,488

As of April 15, 2002, the aggregate market value of the registrant's common stock was $12,710,020 (based upon the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days, as reported by the National Quotation Bureau for such date).

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                           Forward Looking Statements

This Form 10-KSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of our technologies and applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

                             COINLESS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page #
     Item 1       Description of Business....................................4
     Item 2       Description of Property....................................5
     Item 3       Legal Proceedings..........................................5
     Item 4       Submission of Matters to a Vote of Security Holders........5

                                     PART II

     Item 5       Market for Common Equity
                  and Related Stockholder Matters............................6
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............6
     Item 7       Consolidated Financial Statements and Supplementary Data...8
     Item 8       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................9

                                    PART III

     Item 9       Directors and Executive Officers of the Registrant.........10
     Item 10      Executive Compensation.....................................11
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management......................................12
     Item 12      Certain Relationships and Related Transactions.............13

                                     PART IV

     Item 13 Exhibits and Reports on Form 8-K................................14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Coinless Systems, Inc. (referred to herein as the "Company", "CSI" or "Coinless Systems") was formed as a Nevada Corporation by the merger of D&J Enterprises International, Inc., a Nevada corporation and D.S.G., Inc., a California corporation, with Medical Resources Technologies, Inc. a Nevada corporation. This merger took place February 12, 1999. The corporate name was changed to Coinless Systems, Inc. on August 12, 1999.

D.S.G., Inc., a California corporation, is a wholly-owned subsidiary of the Company.

Coinless Systems is a developer of ticket based gaming devices, methods and systems. The management team at CSI has amassed over 20 years of gaming industry experience and 30 years of bar code printing and recognition experience. CSI has historically placed its primary focus on development of verification technology of bar code printers for use in gaming devices and UVA Shield covered tickets. By using the CSI patented "Scan After Print" technology it is possible to verify that critical printed information is accurate and recognizable by the various redemption and recognition systems deployed throughout the gaming environment. This real-time quality assurance of the printing process is designed to prevent gaming devices from dispensing invalid payment tickets to patrons. Operationally, the efficiency of the ticket printing process is increased significantly as a result of real-time quality maintenance.

One of the most significant issues facing gaming device manufacturers is the auditability of the device itself. In order to achieve reconciliation in a ticket printing process, checks and balances are necessary. There is currently only one method to verify that a cash payment ticket was created that can be recognized by other cash redemption devices. CSI's patented technology affords CSI the right to provide the devices and methods needed to ensure the quality of the print reproduction on the ticket media. In order to be truly auditable it is necessary to be certain that the printing devices that create payment tickets are accurate and verified.

CSI has patented methods and devices designed specifically for this purpose. To illustrate, when a gaming device prints a ticket with a barcode directly or indirectly representing a payout amount, it is important that the barcode is readable as intended. It is only possible to automate such a process at the time of printing. In addition, this is the only time it is possible to halt the ticket printing process and have assistance rendered to a failing gaming device printer. Once the ticket is delivered to the outside world there is a procedure efficiency decline.

Coinless Systems' patented rights to these methods and devices places CSI in the most appropriate position to assist game manufacturers, printer manufacturers, and gaming authorities in defining the minimum control standards for the ticket printing and reconciliation process.

In an effort to increase the reliability and efficiency of the ticket process, CSI has secured the rights to the UVA Shield patent. The UVA Shield ticket coating process increases the durability of thermally printed tickets by protecting the paper from liquids and the detrimental effects of light on thermal paper. Coating tickets with the UVA Shield formula also reduces wear and tear on the thermal printer print head and minimizes paper dust deposits.

The UVA Shield coating has been specially designed to minimize the overall maintenance of printing hardware on the gaming floor while providing the best possible quality and most aesthetically pleasing ticket stock in the industry.

CSI believes that its patented ticket print and verify methods and devices are poised to play a significant role in the emerging automated cash payment process.

ITEM 2. PROPERTIES

The Company's headquarters and its principal executive offices are located in Las Vegas, NV. The headquarters is made up of 4,000 sq. feet of administrative offices. These facilities are leased for a five-year period. The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $6,900 per month and the lease expires in April 2005. Rent expense was $85,360 in 2001 and $65,162 in 2000.

ITEM 3. LEGAL PROCEEDINGS

During 2001, the Company was involved in a lawsuit filed by TransAct Technologies, Inc. ("TransAct") in the United States District Court, District of Connecticut, in which TransAct asked the court to declare that TransAct and its products did not infringe on any of the claims of the Company's patent entitled "Cashless Peripheral Device for a Gaming System." TransAct withdrew their lawsuit on March 11, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is currently trading, OTC, on the National Association of Securities Dealers Exchange under the symbol "CLSY."

The following table sets forth for the periods indicated, the high and low per share bid information for our common stock on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                  Bid Prices

2001                                                       High            Low
                                                           ----            ---

First Quarter.........................................    $1.09           $0.30
Second Quarter........................................     1.01            0.53
Third Quarter.........................................     1.01            0.21
Fourth Quarter........................................     0.39            0.19

2000                                                       High            Low
                                                           ----            ---

First Quarter.........................................    $1.75           $0.27
Second Quarter........................................     1.38            0.63
Third Quarter.........................................     0.94            0.44
Fourth Quarter........................................     0.94            0.31

As of December 31, 2001, we had 513 registered shareholders and 28,244,488 shares of Common Stock issued and outstanding.

We have never paid any cash or stock dividends. We presently intend to reinvest earnings, if any, to fund the development and expansion of our business and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future. The declaration of dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has, from time to time, sold securities to accredited investors in reliance upon an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Since its inception, the Company has primarily been a research and development company that has been without revenues or a perfected product.

The coinless gaming industry has grown dramatically over the past three years. During this period, the Company discovered that, technologically, it was difficult to keep apace with the burgeoning interest in coinless gaming. The dizzying pace of technological advancement would sometimes render the Company's prototypes outdated or obsolete by the end of their development cycles.

At the Company's inception, its TickeTrak(R) technology was justified by the cost of the TickeTrak device being attached to a slot machine. The business platform that the TickeTrak technology was based on was use in $.25 slot machines, which need to be refilled every other day. When used primarily with quarter machines, the Company could justify the cost of a TickeTrak printing or printing/redeeming device based upon savings to the casino in just over a three-month period of time.

In the coinless gaming industry, 2000 and 2001 were marked by a substantial influx of penny and nickel machines into the gaming market. Nickel and penny machines, which prior to 2000, reported 1% of the floor space in each casino, now represent nearly 50% of the entire population of slot machines on casino floors.

Penny and nickel machines require more frequent maintenance then their $.25 counterparts, typically needing to be refilled four to six times per day. Coinless gaming began to receive more attention from the gaming industry as a possible method of reducing costs. Consequently, many of the largest and most respected companies in the gaming industry began developing their own printer products to avail themselves of coinless gaming's new popularity. In early 2001, the Company's management decided that it could not effectively compete against much larger rivals who had at their disposal significantly more resources allocated to research and development.

CSI discontinued engineering, sales and marketing of the device known as TickeTrak, reduced overhead, cut back on staff and began a concentrated effort in selling and marketing the one product the Company believed would add value to the industry: our '832' verification patent. Statistically, the bar code used in the Ticket-In/Ticket-Out machines is referred to as I 2of5 code and is extremely susceptible to print and read errors. For example, in a 1,000-machine casino, printing an 18-character code on each ticket with each slot producing 20-30 tickets per day would generate either a print and/or read error once per day. Consequently, the Company's Scan-After-Print is the only verification process currently available to the casinos to ensure the printed ticket they are producing and handing to a player has been electronically authenticated.

In late June of 2001, IGT signed a Cross-Licensing Agreement, giving them the right to install ticket printers with verification built into their slot machines using the '832' patent process. Contractually, IGT agreed to only install units either purchased from the Company or a licensed supplier authorized by the Company.

The Company has approached several large gaming industry companies regarding the possibility of signing licensing agreements in the first quarter of 2002. In addition, Coinless Systems has approached the four major manufacturers of printing devices, offering to license them at a fee-per-unit-produced to incorporate the internal use of the `832' patented process in each of the unique printers.

In addition, the Company is seeking to bolster its competitive position by seeking a patent for their UVA Shield coating, which it believes will give it a competitive and marketing advantage through the production of a more durable and aesthetically pleasing ticket.

Consequently, the Company's Board of Directors and management are looking forward to 2002 with much anticipation. Not only does the Company anticipate having revenues for the first time since December 1999, we are also aggressively pursuing acquisitions of companies who are in need of new management but currently have a positive cash flow.

This will be the Company's primary emphasis in 2002.

The Company's short term financial goal in 2002 is to generate from $390,000.00 to $960,000.00 in licensing revenues coupled with between $365,000.00 to $3,450,000.00 ticketing gross receipts.

PLAN OF OPERATIONS

The Company's projected revenue for the next twelve months will not satisfy its cash requirements and it will be necessary for the Company to raise additional funds, either through debt or equity financings or a combination thereof.

During the first quarter of 2002, the Company anticipates a significant number of casino slot machine manufacturers and at least two major ticket printer manufacturers to sign licensing agreements for the Company's proprietary "scan after print" technology. In addition, the Company anticipates entering into an agreement to produce coinless tickets utilizing the UVA Shield protection technology.

The Company does not expect to purchase significant equipment during fiscal year 2002.

The Company expects no significant increase in its overall number of employees, but does anticipate hiring a small number of employees in marketing and administration.

ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          PAGE #
          Independent Auditors Report........................................F-1

          Consolidated Balance Sheets as of December 31, 2001 and 2000.......F-2

          Consolidated Statements of Operation for the years ended
          December 31, 2001 and 2000.........................................F-3

          Consolidated Statements of change in Stockholder Equity for the years ended December 31, 2001 and 2000.........................F-4

          Consolidated Statements of Cash Flows for the years
          ended December 31, 2001 and 2000...................................F-5

          Notes to Consolidated Financial Statements.........................F-6

                        [LETTERHEAD OF HAROLD Y. SPECTOR]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Coinless Systems, Inc and subsidiary.

I have audited the accompanying consolidated balance sheet of Coinless Systems, Inc. (a Nevada corporation) and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation) as of December 31, 2001, and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted this audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Coinless Systems, Inc. and its subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

Pasadena, CA
April 11, 2002

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001

                                     ASSETS
Current Assets
  Cash                                                              $         0
  Notes Receivable                                                      333,956
  Inventory                                                             435,251
  Prepaid Expenses                                                       19,824
                                                                    ------------
    Total Current Assets                                                789,031

Property and Equipment, net of
  accumulated depreciation of $99,025                                   153,425

Intangible and Other Assets                                              40,641
                                                                    ------------

TOTAL ASSETS                                                        $   983,097
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable & Other Accrued Expenses                         $   621,920
  Cash (Overdraft)                                                       35,550
  Payroll and Sales Taxes Payable                                       690,303
  Notes Payable, current portion                                        354,634
  Capital Lease Obligations, current portion                             34,106
                                                                    ------------
    Total Current Liabilities                                         1,736,513

Capital Lease Obligations, long-term                                     70,492
                                                                    ------------

    Total Liabilities                                                 1,807,005
                                                                    ------------

Stockholders' Deficit
  Common Stock, $0.001 par value;
    75,000,000 shares authorized;
    28,224,488 shares issued and
    outstanding                                                          28,224
  Paid-in Capital                                                     4,990,962
  Unamortized Expenses(Contra-Equity)                                  (157,224)
  Accumulated Deficit                                                (5,685,870)
                                                                    ------------
    Total Stockholders' Deficit                                        (823,908)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   983,097
                                                                    ============

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001               2000
                                                 -------------     -------------
Sales                                            $      9,660      $    126,597

Cost of Sales                                           6,594            28,090
                                                 -------------     -------------

Gross Profit                                            3,066            98,507

Operating Expenses                                  2,293,297         1,376,038
                                                 -------------     -------------

Loss from Operations                               (2,290,231)       (1,277,531)
                                                 -------------     -------------

Other Income(Expense)
  Interest and Other Income                            50,726            62,388
  Gain on Sales of Assets                                   0             1,448
  Interest Expense                                    (63,929)          (89,287)
  Settlement Loss                                    (157,430)                0
                                                 -------------     -------------

    Total Other Income(Expenses)                     (170,633)          (25,451)
                                                 -------------     -------------

Net Loss before Taxes                              (2,460,864)       (1,302,982)

Provision for Income Taxes                                800               800
                                                 -------------     -------------

Net Loss before Extraordinary Item                 (2,461,664)       (1,303,782)

Extraordinary Item-Gain on
  extinguishment of debt, net of
  applicable income tax of $0                         109,510                 0
                                                 -------------     -------------

Net Loss                                         $ (2,352,154)     $ (1,303,782)
                                                 =============     =============

Per share of Common Stock
  Loss before Extraordinary Item                 $      (0.10)     $      (0.08)
  Extraordinary Item, net                                0.00              0.00
                                                 -------------     -------------
  Net Loss-Basic and Diluted                     $      (0.10)     $      (0.08)
                                                 =============     =============

Weighted average number of shares                  24,178,579        15,523,762
                                                 =============     =============

                                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            (Contra-Equity)
                                         Common Stock            Paid-in      Unamortized    Accumulated
                                     Shares        Amount        Capital        Expenses       Deficit          Total
                                  --------------------------------------------------------------------------------------
Balance at 12/31/99                 7,967,325   $    55,771    $ 1,426,071    $         0    $(2,029,934)   $  (548,092)

Change in Par Value to $0.001                       (47,804)        47,804                                            0
                                  --------------------------------------------------------------------------------------

Retroactive restated balance
 as of 12/31/99                     7,967,325         7,967      1,473,875              0     (2,029,934)      (548,092)

Issuance of Stocks for Merger       2,658,499         2,659         (2,659)                                           0

Issuance of Stocks for Services     1,937,900         1,938        473,425       (183,549)                      291,814

Private Placement Sales             3,809,191         3,809      1,161,914                                    1,165,723

Issuance of Stocks for Debt         2,375,459         2,375        497,817                                      500,192

Net Loss                                                                                      (1,303,782)    (1,303,782)
                                  --------------------------------------------------------------------------------------

Balance at 12/31/00                18,748,374        18,748      3,604,372       (183,549)    (3,333,716)       105,855

Issuance of Stocks for Services     7,297,500         7,298      1,006,964         26,325                     1,040,587

Issuance of Stocks for Cash         1,096,236         1,096        347,858                                      348,954

Issuance of Stocks for debt           164,250           164         32,686                                       32,850

Exchange tradable shares to
 restricted shares                    918,128           918           (918)                                           0

Net Loss                                                                                      (2,352,154)    (2,352,154)
                                  --------------------------------------------------------------------------------------

Balance at 12/31/01                28,224,488   $    28,224    $ 4,990,962    $  (157,224)   $(5,685,870)   $  (823,908)
                                  ======================================================================================

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000.

                                                         2001           2000
                                                     ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                           $(2,352,154)   $(1,303,782)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and Amortization                         55,135         32,272
    Stock for Services                                 1,040,587        291,814
    Settlement Loss                                      157,430              0
    Gain on Sales of Assets                                    0         (1,448)
    (Increase) Decrease in:
     Accounts Receivable                                  14,120         56,569
     Inventory                                            27,485       (438,201)
     Deposits and Others                                  32,028        (39,131)
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses               (80,140)       509,472
     Other Liabilities                                   228,267        148,495
                                                     ------------   ------------
Net cash used by operating activities                   (877,242)      (743,940)
                                                     ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Advances                                        7,149         (7,149)
  Repayments received from Notes Receivable              512,723        254,436
  Purchase of Property and Equipment                      (4,115)       (14,304)
  Acquisition of Patents                                  (4,870)             0
  Sales of Assets                                              0          7,042
                                                     ------------   ------------
Net cash provided by investing activities                510,887        240,025
                                                     ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuing of Common Stock                  220,262        437,113
  Net Proceeds from Notes Payable                         53,613        423,461
  Repayments of debt acquired                           (121,121)      (150,715)
  Net Payments to Capital Leases                         (33,639)       (21,106)
                                                     ------------   ------------
Net cash provided by financing activities                119,115        688,753
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                         (247,240)       184,838

CASH BALANCE AT BEGINNING OF YEAR                        211,690         26,852
                                                     ------------   ------------

CASH BALANCE AT END OF YEAR                          $   (35,550)   $   211,690
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                      $    39,938    $    42,469
                                                     ============   ============
  Taxes Paid                                         $     8,286    $       800
                                                     ============   ============
Noncash Investing and Financing Activities:
  Issuance of common stock for:
    Notes Payable and accrued interest               $         0    $   374,511
    Accounts Payable and accrued expenses                 32,850        125,681
                                                     ------------   ------------
                                                     $    32,850    $   500,192
                                                     ============   ============
  Notes Receivable incurred for selling common
   stock                                             $   128,692    $   728,610
                                                     ============   ============
  Notes Payable and Capital Lease Obligations
   incurred for property and equipment               $    43,227    $   152,263
                                                     ============   ============

NOTE 1 - NATURE OF BUSINESS

Coinless Systems, Inc. Formerly known as Medical Resources Technologies, Ltd., (The "Company") was incorporated under the laws of the state of Nevada on march 1, 1983. The Company is also a California foreign corporation.

The Company is a developer, manufacturer and supplier of coinless technology and products for the gaming industry. Its principal products are paper and UVA Shield coated tickets for coinless gaming machines and "Scan After Print", a patented process that instantly verifies and ensures the accuracy of bar coded tickets at the slot machine as well as the cashier cage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

USE OF ESTIMATE The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CASH EQUIVALENTS For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

REVENUE RECOGNITION The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

Sales of product and equipment are recognized when both title and risk of loss transfers to the customer (usually it is the date of shipment), provided that no significant obligations remain. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

ACCOUNTS RECEIVABLE Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for year ended December 31, 2001 was $1,373. There was no bad debt expense in 2000.

INVENTORY Costs incurred for materials, technology and shipping are capitalized as inventory and charged to cost of sales when revenue is recognized. Inventory consists of finished goods and is stated at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT Property and Equipment are recorded at costs, and depreciated over their useful lives, using the straight-line methods. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Depreciation for years ended December 31, 2001 and 2000 was $53,108 and $30,361, respectively.

INTANGIBLE ASSETS-PATENT RIGHTS The Company has acquired certain patent rights that are being amortized on a straight-line basis over 180 months. Total amortization for the years ended December 31, 2001 and 2000 was $2,027 and $1,910, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill and certain other intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expenses were $4,655 and $21,536 for 2001 and 2000, respectively.

STOCK-BASED COMPENSATION The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under APB No. 25 Accounting for Stock Issued to Employees. During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock options or similar equity instruments. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 in accounting for employee stock options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

SHIPPING AND HANDLING COSTS In September 2000, the EITF reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included both inbound and outbound shipping charges in cost of sales.

DERIVATIVES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's consolidated financial statements.

EXTINGUISHMENTS OF LIABILITIES In December 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

RECLASSIFICATION Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The Company is currently evaluating the impact of SFAS 142.

In June 2001, SFAS No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition.

In July 2000, the EITF began discussing Issue 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees". The issues are (a) the grantor's accounting for a contingent obligation to issue equity instruments (subject to vesting requirements) when a grantee performance commitment exists but the equity instrument has not yet been issued, (b) the grantee's accounting for the contingent right to receive an equity instrument when a grantee performance commitment exists prior to the receipt (vesting) of the equity instrument, and (c) for equity instruments that are fully vested and nonforfeitable on the date the parties enter into an agreement, the manner in which the issuer should recognize the fair value of equity instruments. However, the EITF did not reach a consensus on any of these issues, and further discussion of Issue 00-18 is expected at a future meeting. The Company is currently evaluating the impact of Issue 00-18.

NOTE 3 - NOTES RECEIVABLE

As of December 31, 2001 and 2000, the Company had notes receivable of $333,956 and $822,360, respectively, including accrued interest of $5,263 and $15,887, respectively.

                                                           2001          2000
                                                         -----------------------
          Note Receivable for Stock Sales                $328,693      $712,723
          Note Receivable for Asset Sales                      --        93,750
          Interest Income Receivable                        5,263        15,887
                                                         -----------------------

            Total                                        $333,956      $822,360
                                                         =======================

In May 2001, the Company sold 465,000 shares of common stock to a shareholder for $260,707. As of December 31, 2001, the balance due from the shareholder was $133,956, including interest of $5,263. The note bears interest at 8% per annum and is due on July 1, 2002.

In August 2000, the Company sold 625,000 shares of common stock in exchange for a note receivable of $250,000. The note bears interest at 10% per annum and is paid in five installments of $35,000, commencing October 1, 2000. The note was repaid in full in 2001.

In February 2000, the Company incurred a note receivable of $742,501 from a shareholder for purchasing 1,856,253 shares of the Company's stock. The note bears interest at 7.5% per annum and is payable monthly commencing March 2000. As of December 31, 2001 and 2000, the balance of the note plus accrued interest income was $200,000 and $655,510, respectively.

In December 1999, the Subsidiary sold certain assets and inventories to an unrelated party ("ADT") for $325,000. ADT paid $200,000 in cash, of which $50,000 was deposited into an escrow account against any sales tax liability borne by the Subsidiary. The balance of $125,000 will be paid in twelve (12) calendar quarter installments of $10,417 commencing June 30, 2000 until paid. In 2001, the Company agreed to reduce sales price to $167,723 and discharged ADT's obligation on the note (See Note 9).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows for the years ended December 31, 2001 and 2000: 22

                                                          2001           2000
                                                       -------------------------
          Machinery and Equipment                      $   3,509      $   1,389
          Computer Equipment and Software                145,640        144,549
          Office Equipment and furniture                  30,767         30,198
          Automobile                                      29,307         28,972
          Leasehold Improvements                          43,227              0
                                                       -------------------------
                                                         252,450        205,108
          Less: Accumulated Depreciation                 (99,025)       (45,917)
                                                       -------------------------
                                                       $ 153,425      $ 159,191
                                                       =========================

NOTE 5 - LOAN AND SECURITY AGREEMENT

On December 18, 2000, the Company entered into a Loan and Security agreement with Spirit Mountain Development Corporation ("Spirit") to borrow funds up to $1,000,000. All proceeds of the loan shall be used solely to pay for supplies of materials and services used in the development and manufacture of a fully functioning barcode printer unit for use in TickeTrak(R) gaming devices. Interest is accrued at 9% per annum. The loan is evidenced by a convertible promissory note. The note and accrued interest is convertible into the Company's common stock at the lesser of $0.30 per share or the price results in Holder holding that number of shares equal to 20% of the number of shares of common stock, as calculated on a fully diluted basis. Interest is accrued at 9% per annum.

As of December 31, 2001, the balance of note payable was $250,000 and accrued interest was $1,188. (See Note 6h)

NOTE 6 - LONG-TERM DEBT

As of December 31, 2001 and 2000, long-term debt consist of following:

                                                          2001           2000
                                                       ----------     ----------
a.)Payable to a related party, interest
   accrued at 10%. Secured by a life
   insurance                                           $   3,000      $   3,000
b.)Payable to a related party, interest
   accrued at 8.5%. Due on demand
   Convertible to stock                                   36,741              0
c.)Payable to a related party, interest
   accrued at 8.5%. Due on demand
   Convertible to stock                                    7,250              0
d.)Payable to a related party, monthly
   payment of $580, including interest
   of $310. Convertible to stock                          14,690         16,790
e.)Payable to a related party, interest
   accrued at 8.5%. Due on demand
   Convertible to stock                                    2,500              0
f.)Payable to a related party, interest
   accrued at 10% per annum. Due on demand                15,200         15,200
g.)Payable to a related party, interest
   accrued per agreement; due 12/31/00                         0         13,931
h.)Payable to Spirit Mountain, interest
   accrued at 9%, due 12/31/01                           250,000        250,000
i.)Payable to American General, monthly
   payment of $186, including interest
   of 21%, due 2/10/03                                     3,133          6,101
j.)Payable to Rockford Industries,
   monthly payment of $3,294                                   0         95,000
k.)Payable to a related party, interest
   paid monthly at 15%, due on demand                     17,500         17,500
l.)Payable to a related party, interest
   paid monthly at 15%, due on demand                      4,620          4,620
                                                       ----------     ----------
                                                         354,634        422,142
   Less: current portion                                (354,634)      (419,800)
                                                       ----------     ----------

   Long-Term Debt                                      $       0      $   2,342
                                                       ==========     ==========

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company's property and under capital leases, which is included in property and equipment is summarized as follows:

                                                          2001           2000
                                                       -------------------------
          Computer Hardware                            $  83,313      $  83,313
          Computer Software                               13,953         13,953
          Office Equipment                                18,851         18,851
          Leasehold Improvements                          43,227              0
                                                       -------------------------
                                                         159,344        116,117
          Less: accumulated depreciation                 (52,479)       (15,338)
                                                       -------------------------
                                                       $ 106,865      $ 100,779
                                                       =========================

Capital leases require monthly payments of $4,240 including effective interest between 12% to 22.5% per annum for varying periods through April 2005.

Future minimum lease payments under capital leases at December 31, 2001 are as follows:

Present value of future minimum lease payments                          104,598

Less: Current maturities                                                (34,106)
                                                                       ---------

                                                                       $ 70,492
                                                                       =========

NOTE 8 - EXTINGUISHMENTS OF LIABILITIES

In December 2001, management, after consultation with counsel, determined that the creditors no longer have any enforceable claim on accounts payable of $109,510 since any possibly applicable statue of limitations has run, in accordance with California Code of Civil Procedure Sections 337,339 and 340.

The Company, accordingly, adopted SFAS No. 140 to extinguish these liabilities and debts, and recognized an extraordinary gain of $109,510, net of applicable income tax of $0.

NOTE 9 - SETTLEMENT LOSS

In December 1999, the Subsidiary sold certain assets and inventories to an unrelated party ("ADT") for $325,000. ADT paid $200,000 in cash, of which $50,000 was deposited into an escrow account against any sales tax liability borne by the Subsidiary. In 2001, the Company agreed to reduce the purchase price to $167,723, which was satisfied by the $150,000 paid at closing and the payments to a vendor and the legal fees out of the escrow funds. As a result, the Company recognized a settlement loss of $157,430 in 2001. The Company also agreed to pay ADT a sum of $13,738 for the legal fee incurred for the settlement. The amount was paid in full in March 2002.

NOTE 10 - PROVISION FOR INCOME TAXES

The Company files consolidated federal income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations consist of a minimum state franchise tax of $800 each for years ended December 31, 2001 and 2000.

As of December 31, 2001, the Company has net operating loss carryforwards, approximately, of $1,389,122 to reduce future taxable income. To the extent not utilized, the NOL carryforwards will begin to expire through 2021. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                                        2001            2000
                                                    ----------------------------
          Net Operating Loss Carryforwards          $ 1,712,024     $   472,301
          Valuation Allowance                        (1,712,024)       (472,301)
                                                    ----------------------------

          Net deferred tax assets                   $         0     $         0
                                                    ============================

NOTE 11 - COMMON STOCK TRANSACTIONS

During 2001 and 2000, the Company issued substantial restricted common stocks to various consultants and directors for their services rendered. The stocks are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. For years ended December 31, 2001 and 2000, there were 7,297,500 and 1,937,900 shares of common stock issued to nonemployees and directors, respectively. The total costs of transactions were $1,040,587 and $291,814, respectively. As of December 31, 2001 and 2000, the balance of unamortized costs was $183,549 and $157,224, respectively. The unamortized costs were included in equity section as a contra-equity.

During 2001 and 2000, the Company issued 164,250 and 2,375,459 shares of common stock to reduce debt of $32,850 and $500,192, respectively.

In February 2000, the Company issued 2,658,499 shares of common stock to the shareholders of D&J and DSG to equate to 60% control of the Company per the Merger and Acquisition Agreement.

NOTE 12 - EXCHANGE OF STOCK

In March 2001, the Board of Directors approved to exchange tradable stock for restricted common stock. Each share of tradable stock was convertible into one and one half (1 1/2) shares of 144R common stock. As of December 31, 2001, there were 918,128 shares of restricted common stock issued for the exchange.

NOTE 13 - STOCK OPTIONS AND WARRANTS

CONSULTANT STOCK PLAN

The Company has a stock option adopted by the Board of Directors in 2001 pursuant to which there are 3,500,000 shares of common stock reserved for issuance and under which the Company may issue incentive and non-qualified stock options to consultants of the Company. As of December 31, 2001, there were 1,114,250 shares of common stock have been issued.

STOCK WARRANTS

During 2000, the Company granted warrants to purchase up to 100,000 shares of common stock in exchange for public and investor relation services. The value of warrants was insignificant using the Black-Scholes pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                           December 31,
                                                         2001         2000
                                                       ---------------------
Weighted average fair value per warrant granted        $ 0.00       $ 0.00
Risk-free interest rate                                  1.75%        5.00%
Expected dividend yield                                  0.00%        0.00%
Expected lives                                           0.83         1.83
Expected volatility                                        --           --

Exercised prices determined for the warrants are 50,000 shares at $1.00 per share; 16,666 shares at $2.50 per share; 16,666 shares at $5.00 per share and 16,667 shares at $10.00 per share. The warrants will expire in July 2002 through April 2003. There was no warrant granted in 2001.

A summary of the status of the Company's warrants as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

                                            2001                   2000
                                    --------------------------------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                      Number      Price     Number       Price
                                     of shares  Per Share  of Shares   Per Share
                                    --------------------------------------------
Outstanding at Beginning of Year      100,000   $   3.42           0   $   0.00
Granted                                     0         --     100,000       3.42
Exercised, expired and cancelled            0         --           0         --
                                    --------------------------------------------
Outstanding at End of Year            100,000   $   3.42     100,000   $   3.42
                                    ============================================

Exercisable at End of Year            100,000       3.42      66,666       3.42
                                    ============================================

The following table sets forth additional information about stock warrants outstanding at December 31, 2001:

                    Number           Average         Weighted
                      of            Remaining        Average
      Exercise     Warrants        Contractual       Exercise          Number
       Prices     Outstanding          Life           Price         Exercisable
      --------------------------------------------------------------------------
       $ 1.00         50,000       0.58 years        $ 1.00            50,000
       $ 2.50         16,666       0.83 years          2.50            16,666
       $ 5.00         16,666       1.08 years          5.00            16,666
       $10.00         16,668       1.33 years         10.00            16,668
                ----------------------------------------------------------------
                     100,000       0.83 years        $ 3.42           100,000
                ================================================================

NOTE 14 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the PERIOD. Basic net loss per share for years ended December 31, 2001 and 2000 was $0.10 and $0.08, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss in those years.

                                                     2001               2000
                                                --------------------------------
Numerator:
  Net Loss                                      $  (2,352,154)     $ (1,303,782)
                                                ================================
Denominator:
  Weighted Average Number of Shares                24,178,579        15,523,762
                                                ================================

Loss Per Share-Basic and Diluted                $       (0.10)     $      (0.08)
                                                ================================

The net loss amount for 2001 included an after-tax amount of $109,510, which relate primarily to gains from early extinguishments of debt. Excluding the effects of these transactions, the basic and diluted earnings per share would have been the same.

NOTE 15 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2001 or 2000, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 7, notes payable to related parties amounted to $101,501 and $57,110 as of December 31, 2001 and 2000, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LITIGATION

During 2001, the Company involved in a lawsuit filed by TransAct Technologies, Inc. ("TransAct") asking the court to declare that TransAct and its products do not infringe on any claims of the Company's patent entitled "Cashless Peripheral Device for a Gaming System." On March 11, 2002, TransAct withdrew their lawsuit.

LEASE COMMITMENTS

The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $6,900 per month and the lease expires on April 2005. Rent expense was $85,360 in 2001 and $65,162 in 2000.

The Company also leases two autos. The leases have monthly payments of $580 and $908. Lease payments totaled $16,170 and $10,844 for years ended December 31, 2001 and 2000, respectively. The leases expire through April 2004.

Minimum lease payments, by year, and in aggregate at December 31, 2001 are as follows:

                  Years ended December 31,               Amount
                  ------------------------             ----------
                           2002                        $ 100,656
                           2003                           96,016
                           2004                           87,340
                           2005                           27,600
                                                       ----------
                                                       $ 311,612
                                                       ==========

NOTE 18 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,461,664 and $1,303,782, excluding extraordinary gain for years ended December 31, 2001 and 2000, respectively, and as of December 31, 2001, the Company's current liabilities exceeded its current assets by $947,482 and its total liabilities exceeded its total assets by $823,908.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dennis W. Sorenson, age 60, has been the President, Chief Executive Officer and a Director of the Company since 1999. Mr. Sorenson resides in Las Vegas, Nevada and is married. He began his career in marketing with Pitney Bowes in 1972. He advanced to Western Regional Manager for Monarch Marketing (a Division of Pitney Bowes). In 1982 he moved to Data Specialties, Inc. as Western Regional Manager. In 1987 he and two associates formed Data Recall as Vice President of sales. He remained with Data Recall until 1992, when he formed D.S.G., Inc., a full-line distributor of bar coding products and supplies. In 1996 he formed D&J Enterprises Int'l., Inc., a producer of TickeTrak(R)Gaming Devices.

Darryl D. Dorsett, age 67, has been the Corporate Secretary and Treasurer of the Company since 1999. Mr. Dorsett resides in Las Vegas, Nevada and is single. A graduate of the University of North Carolina and American University, from 1960 through 1992 Mr. Dorsett held progressive positions in the corporate financial community including Private Tax and Financial Consulting. In 1992 joined with Dennis Sorenson to form D.S.G., Inc., a California Corporation, and in 1996 to form D&J Enterprises Int'l., Inc., February 1999 merged D.S.G. Inc. & D&J Enterprises with Medical Resources Technology to form Coinless Systems, Inc.

Daniel Weyker, age 60, has been a Director of the Company since 1999. Mr. Weyker resides in San Diego, California and is married. He is a graduate of Saint Michaels College and the University of Southern California. From 1965 through 1993, he held progressive management positions until he became Vice-President of manufacturing for Raychem, San Diego, California.

Alfred K. Doi, age 80, has been a Director of the Company since 1999. Mr. Doi resides in California and is married. He is Chairman of the Board of East West Marketing located in Tipp City, OH. Mr. Doi is also a member of the Board of Directors of American Coating Tech of Minneapolis. Mr. Doi is currently the President of Package Sales Company, Irvine, CA. He introduced Thermal Label Stock to the industry in the United States. Mr. Doi has been issued patents on coatings to protect the Digital Thermal Image and is a contributor to the Non-impact Printing Group of America.

Besides Mr. Doi, no other directors serve as directors of reporting companies.

No family relationships exist among directors, executive officers or persons nominated to become such.

ITEM 10 EXECUTIVE COMPENSATION

Other than information provided herein, executive officers and directors have received no other compensation.

                                                                          (g)           (h)          (i)
                                                        RESTRICTED        ---           ---          ---
                                                          STOCK        SECURITIES                  ALL OTHER
NAME & PRINCIPAL               SALARY    OTHER ANNUAL     AWARDS       UNDERLYING       LTIP     COMPENSATION
POSITION               YEAR     BONUS    COMPENSATION       $       OPTIONS/SARS (#)  PAYOUTS $        $
--------               ----   ---------  ------------    ---------  ----------------  ---------  ------------

DENNIS W. SORENSON     2001   $118,523         0          200,000           0             0            0
CEO/President          2000     27,083         0             0              0             0            0
                       1999          0         0             0              0             0            0

DARRYL D. DORSETT      2001     90,789         0          200,000           0             0            0
CFO/                   2000      7,916         0             0              0             0            0
Corporate Secretary    1999          0         0             0              0             0            0

ITEM 11 SECURITY OWNERSHIP

                                                    AMOUNT OF        PERCENT OF
  TITLE OF CLASS           NAME & ADDRESS           OWNERSHIP           CLASS
  --------------           ---------------          ----------       ----------
      Common         David R. Houston               2,150,000           7.61
                     333 Marsh Avenue
                     Reno, NV 89509
      Common         Thomas Mershon                 1,486,953           5.26
                     30186 Windward Drive
                     Canyon Lake, CA 92587
      Common         Pamela M. Mugica               2,176,509           7.71
                     30067 Clearwater Drive
                     Canyon Lake, CA 92587
      Common         Janice A. Sorenson             1,775,593           6.29
                     1124 Sable Mist Court
                     Las Vegas, NV 89144-1632

SECURITY OWNERSHIP OF MANAGEMENT:

                                                    AMOUNT OF        PERCENT OF
  TITLE OF CLASS           NAME & ADDRESS           OWNERSHIP           CLASS
  --------------           ---------------          ----------       ----------
      Common         Darryl D. Dorsett              1,500,000           5.31
                     3558 Summerday Court
                     Las Vegas, NV 89121
      Common         Dennis W. Sorenson             2,775,593           9.83
                     1124 Sable Mist Court
                     Las Vegas, NV 89144-1632
      Common         Daniel & Diane Weyker            930,153           3.29
                     13260 Jacarte Court
                     San Diego, VA 92130
      Common         Alfred Doi                       710,000           2.51
                     1700 E. Garvey Street          ----------       ----------
                     Santa Ana, CA 92705
              OFFICERS & DIRECTORS AS A GROUP:      5,915,746          22.94

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 19, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and Janice Sorenson in the principal amount of $25,000.00.

On November 20, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and Janice Sorenson in the principal amount of $5,000.00.

On October 12, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Lucas and Pamela Mugica in the principal amount of $2,500.00.

On September 7, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and Janice Sorenson in the principal amount of $4,000.00.

On September 5, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Darryl Dorsett in the principal amount of $7,250.00.

On August 1, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Lucas and Pamela Mugica in the principal amount of $15,200.00.

On June 1, 2001, the Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and Janice Sorenson in the principal amount of $2,740.00.

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

EXHIBIT NO.                       EXHIBIT

2.1      Articles & Plan of Merger.1

3.1      Certificate of Amendment to Articles of Incorporation of the Company.2

10.1 Purchase Agreement by and among D.S.G., Inc., a California corporation, Coinless Systems, Inc., a Nevada corporation, and Automatic Data Capture Technologies, Inc., a California corporation.3

EXHIBIT NO.                       EXHIBIT

10.2    Loan and Security Agreement.4

21.1     List of Subsidiaries.5

--------

1 Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 15, 1999.

2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on December 21, 1999.



3      Incorporated by reference to the Registrant's Current Report on Form
         8-K filed with the Commission on January 10, 2000.

4      Incorporated by reference to the Registrant's Current Report on Form
         8-K filed with the Commission on December 18, 2000.

5       Filed herewith.

         (b)      REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                COINLESS SYSTEMS, INC.

           APRIL 16, 2002                       BY:  /s/ Darryl D. Dorsett
                                                     ---------------------------
                                                     Chief Financial Officer

/s/ Dennis W. Sorenson
--------------------------------
Dennis W. Sorenson
Chief Executive Officer/Chairman

/s/ Daniel Weyker
--------------------------------
Daniel Weyker
Director

/s/ Alfred Doi
--------------------------------
Alfred Doi
Director