Form 10QSB
period 2002-03-31
COINLESS SYSTEMS INC
filed 2002-05-20
CIK 1074507

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

       (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended March 31, 2002

       (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period ___________ to _________________

                         COMMISSION FILE NUMBER 0-25127

                             COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                       91-1715373
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of Incorporation or organization)

             3720 West Oquendo Road, Suite 101, Las Vegas, NV 89118
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  702 891-9195
                           (Issuer's telephone number)

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

                                                            Yes __X__ No _____

As of May 15, 2002, the Company had approximately 29,945,902 shares of its $.0001 par value common stock issued and outstanding.

                           FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of our technologies and applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB.


                              PART 1 - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
------   --------------------

                           COINLESS SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET - MARCH 31, 2002
                                         UNAUDITED

                                          ASSETS
CURRENT ASSETS:
          Cash and Equivalent                                         $    10,406
          Notes Receivable                                                336,653
          Inventories                                                      22,528
          Deposits                                                         13,127
                                                                      ------------
               Total Current Assets                                                     382,714

          Equipment, Net of Accumulated Depreciation of  $94,906.         114,317
          Other Intangible Assets, Net of Accumulated
              Amortization of $24,200.                                     56,054
                                                                      ------------
                    Total Fixed Assets                                                  170,371
                                                                                    ------------
                    Total Assets                                                        553,085
                                                                                    ============

                        LIABILITIES & SHAREHOLDER EQUITY
CURRENT LIABILITIES:
          Accounts Payable & Other Accrued Expenses                       583,533
          Payroll and Sales Tax Payable                                   628,791
          Notes Payable, Current Portion                                  131,631
          Capital Lease Obligations, Current Portion                       33,488
                                                                      ------------
                    Total Current Liabilities                                         1,377,443

          Notes Payable, Long-Term                                         29,138
          Capital Lease Obligations, Long-Term                             63,979
                                                                      ------------
                    Total Long-Term Liabilities                                          93,117
                                                                                    ------------
                    Total Liabilities                                               $ 1,470,560

SHAREHOLDERS EQUITY
          Common Stock, 75,000,000 authorized $.001 per value
           29,945,902 shares issued and Outstanding                        31,945
          Paid-In Capital                                               5,282,215
          Unamoritized Expenses (Contra-Equity)                          (234,021)
          Accumulated Deficit                                          (5,997,614)
                                                                      ------------
                    Total Shareholders Deficit                                         (917,475)
                                                                                    ------------
Total Liabilities and Shareholders Equity                                           $   553,085
                                                                                    ============

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                   THREE MONTHS ENDED
                                             MAR 31, 2002      MAR 31, 2001
                                             ------------      ------------

Sales                                            290,024                 0

Cost of Sales                                   (224,159)                0
                                             ------------      ------------

Gross Profit                                      65,865                 0

Operating Expenses                              (360,062)         (430,959)
                                             ------------      ------------

Loss from Operations                            (294,197)         (430,959)

Other Income and Expenses
Interest and Other Income                          7,697            11,857
    Interest Expense                             (23,244)          (33,094)
                                             ------------      ------------

 Total Other Income (Expense)                    (15,547)          (21,237)
                                             ------------      ------------

Net Loss                                        (309,744)         (452,196)

Per Share of Common Stock
Net Loss - Basic/Diluted                          -0.013            -0.024

      Weighted Average Number of Shares       29,945,902        18,748,374

                      COINLESS SYSTEMS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  MAR 31, 2002      MAR 31, 2001
                                                    ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES
    NET LOSS                                        (309,744)        (452,196)

CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                       13,561           10,124
    DECREASE IN ACCOUNTS RECEIVABLE                  (12,704)          (7,149)
    STOCK FOR SERVICES                               245,214                0
    INCREASE IN INTANGIBLE ASSETS                     41,928                0
    DECREASE PATENT RIGHTS                            (3,000)               0
    DECREASE IN PREPAIDS                             (56,973)               0
    DECREASE ACCCOUNTS PAYABLE                      (215,232)               0
    INCREASE ACCOUNTS PAYABLE                              0          157,420
    INCREASE ACCRUED EXPENSES                         73,407          140,033
    DECREASE INVENTORY                               412,728                0
    INCREASE INVENTORY                                     0             (420)
                                                    ---------        ---------

NET CASH USED BY OPERATING ACTIVITIES                189,185          137,890

CASH FLOW FROM INVESTING ACTIVITIES
    DECREASE IN LOANS RECEIVABLE                      (2,697)         (39,685)
                                                    ---------        ---------

NET CASH USED BY INVESTING ACTIVITIES                 (2,697)         (39,685)

CASH FLOW FROM FINANCING ACTIVITIES
    DECREASE IN NOTES PAYABLE                       (193,865)          (7,687)
    DECREASES IN CAPITAL LEASES                       (7,131)          (6,803)
    SALE OF STOCK                                     47,760                0
                                                    ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES           (153,236)         (14,490)

NET INCREASE/(DECREASE) IN CASH                       33,252         (192,065)

CASH AT BEGINNING OF QUARTER                         (35,550)         211,690

CASH AT END OF QUARTER                                (2,298)          19,625

SUPPLEMENTAL DISCLOSURE
    INTEREST PAID                                      7,145           18,664
    TAXES PAID                                             0                0

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the three months ended March 31, 2002 and March 31, 2001 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements, in accordance with generally accepted accounting principles, have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10KSB for the preceding fiscal year.

ORGANIZATION

The accompanying consolidated financial statements consist of Coinless Systems Inc, a Nevada Corporation and DSG, Inc., a California Corporation.

PRINCIPALS OF CONSOLIDATION

The accompanying consolidated financial statements include the amounts of the Company's wholly-owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

INTERIM PERIODS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
              (NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT)

NOTE 2 - RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental Cash Flow Information               Three Months Ending
                                                             March 31, 2002
         Cash paid for:
           Interest                                            $ 14,969.00

NOTE 4 - NET INCOME (LOSS) PER SHARE

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

NOTE 5 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - STOCK OPTIONS

Stock Option executed January 1, 2002 to the benefit of John Stoll. Employee option must be exercised by February 1, 2003, but not before January 1, 2003. Option is for 100,000 shares of 144R Common Stock, a strike price of $0.19 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

During this quarter, Mr. John Stoll joined our management team as Vice President of Sales & Marketing. Prior to joining the Company, Mr. Stoll has held the positions of Vice President of Sales & Marketing with Gaming Systems International (GSI) and over ten (10) years as Director of Sales & Marketing with The United States Playing Card Company (USPC) out of Cincinnati, Ohio. During his successful career, he has held many different management positions and has been responsible for the development of a number of new products and concepts.

With the signing of a Cross-License Agreement by IGT, terms of which include that when installing verification type printers in their gaming devices, only units purchased from CSI licensed suppliers will be used.

During this quarter, the following gaming device manufacturers have signed License Agreements for use of our patented `832' "Scan After Print" technology:
Alliance Gaming Corporation; Aristocrat Technologies; Atronic Americas, LLC; Cyberdine Gaming, Inc.; Innovative Gaming, Inc.; Konami Gaming; Sigma Game, Inc.; Tekbilt and Williams Gaming.

Two of the top coinless gaming ticket printer manufacturers, Money Controls Ltd. and Seiko/Future Logic have signed a fee-per-unit produced License Agreement. Negotiations with the third printer manufacturer is currently in discussion.

To position ourselves for an aggressive marketing campaign for ticket business, CSI has entered into a letter of intent to form a Joint Venture with B&D Litho, Inc., an Arizona Printing Company, to manufacture and distribute, coinless gaming tickets, utilizing our patented process UVAShield coating. The Joint Venture company will be named Coinless Systems Printing Company, LLC.

It is anticipated that revenues from ticket sales will commence in mid-second quarter 2002.

RESULTS OF OPERATION:

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Revenues increased $290,024 over the comparable period 2001. This revenue was from sale of component parts of our Verification System (TickeTrak(R)). Although the gross margin was lower than our projected margins, we had to concede our pricing due to the change in our Business Plan. This represents a one-time revenue recognition, as the sale of the component part no longer represents our current business revenue recognition model.

Operating expenses decreased to $360,062 in this fiscal quarter 2002 compared to $430,959 in the comparable prior year period.The decrease is due primarily to the change in our Business Plan; Engineering expenses decreased $82,921 and Marketing expenses increased $2,235. Due to increased travel expenses for visits to various regulatory agencies to demonstrate our "Scan After Print"(TM) Technology, administrative expenses decreased $12,278, due primarily to our elimination of research and development. Professional fees and public relations expenses increased $21,667. This increase was caused by management consulting agreements and additional legal expenses.

LIQUIDITY AND PLAN OF OPERATIONS

We have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from the Company's Chief Executive Officer, Dennis Sorenson, and through a related party stockholder. Until we generate revenue from sales and licensing of technology, which we believe we may begin recording as early as by the end of the second quarter of this year, or we receive a large infusion of cash from institutional investor(s), we intend to continue to rely upon these methods of funding our operations during the next year. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

           A lawsuit was filed against the Company by TransAct Technologies, Inc. on July 26, 2001. Plaintiff withdrew lawsuit March 11, 2002;

           Complaint filed on January 31, 2002 by Breakout Investment Marketing LLC, an Arizona Limited Liability Company, in Superior Court of Arizona, in the County of Maricopa, alleging breach of contract. CSI believes the claim lacks merit and intends to vigorously defend against such Complaint.

           On March 25, 2002, CSI filed Complaint against Gene Newton, an individual previously retained by CSI as a consultant, in San Bernardino Superior Court, State of California, alleging causes of action for conversion and defamation. Mr. Newton responded by filing a Cross-Complaint against CSI alleging various labor and employment claims. CSI believes Mr. Newton's claims are without merit and intends to vigorously defend against the Cross Complaint.

           On March 29, 2002, complaint filed in Superior Court of the State of California, County of Riverside by Derryl W. Crossman, Attorney for a number of Plaintiffs. On April 10, 2002, CSI was dismissed from the suit.

           On April 10, 2002, CSI filed a complaint in Superior Court of California, County of Los Angeles, against "CASINOINTHENO," a user of an on-line discussion board commonly known as "Raging Bull." CSI has served a subpoena upon Lycos, the company operating the Raging Bull website, to produce the identity of "casinointheno". Currently, the complaint alleges that casinointheno published defamatory statements which are libelous, false and unprivileged. No responsive pleadings as been filed

ITEM 2.    CHANGES IN SECURITIES AND STOCKHOLDER EQUITY

On February 5, 2002, we sold 240,000 shares of our common stock to Management Programs, Inc., an accredited investor, at a share price of $.20 per share. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

On March 20, 2002, we issued 500,000 shares to Alfred Doi, Ph.D., who is currently a director of our Company, for consulting services in connection with testing of the UVAShield. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

           On January 1, 2002, Company entered into Employment Agreement with John Stoll as Vice President of Sales & Marketing. Terms of Agreement are thirty-six month term at annual salary of $100,000.00. Hiring incentive of 100,000 shares 144R Common Stock with additional option to purchase 100,000 shares 144R Common Stock at a strike price of $0.19 per share.

           On January 17, 2002, the Company issued a Demand Note with an 8.5% annual rate of Interest to Dennis & Janice Sorenson, in the principal amount of $30,000.00.

           On February 20, 2002, the company issued a Demand Note with an 8.5% annual rate of interest to Dennis & Janice Sorenson, in the principal amount of $11,000.00.

           On March 7, 2002, the Company issued a Demand Note with an 8.5% annual rate of interest to Management Programs, Inc., a Nevada Corporation, in the principal amount of $15,000.00;

           The Company completed payoff of Note Payable to Spirit Mountain Development Corporation, of $250,000.00. This Note, with accrued interest was paid off as follows:

                        January 15, 2002                     $ 50,000.00
                        February 13, 2002                     100,000.00
                        March 15, 2002                        100,000.00
                        March 27, 2002                         28,349.58
                                                             -----------
                            Total Payoff                     $278,349.58
                                                             ===========

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.           DESCRIPTION
-----------           -----------

10.1             Form of Confidential Disclosure & Licensing Agreement

10.2             Form of License Agreement

10.3             Employment Agreement, John W. Stoll, January 1, 2002

10.4 Promissory Note Dated February 20, 2002 in favor of Dennis and Janice Sorenson for $11,000

10.5 Promissory Note Dated March 7, 2002 in favor of Management Programs, Inc. for $15,000

10.6 Promissory Note Dated January17, 2002 in favor of Dennis and Janice Sorenson for $30,000

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

                                                COINLESS SYSTEMS, INC.
                                      ------------------------------------------
                                                   (Registrant)

Date:  May 15, 2002                   By:   /S/ DARRYL D. DORSETT
                                          --------------------------------------
                                                      DARRYL D. DORSETT

                                      Its:  Chief Financial Officer & Corporate
                                            Secretary

/S/ DENNIS W. SORENSON
------------------------------------
Dennis W. Sorenson
Chief Executive Officer/Chairman