Form 10QSB
period 2002-06-30
COINLESS SYSTEMS INC
filed 2002-08-19
CIK 1074507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

(__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period _______________________  to  ________________________

                         COMMISSION FILE NUMBER 0-25127

                             COINLESS SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                            91-1715373
(State or other jurisdiction                   (IRS Employer Identification No.)
of Incorporation or organization)

             3720 West Oquendo Road, Suite 101, Las Vegas, NV 89118
                    (Address of principal executive offices)
                                  702 891-9195
                                  ------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

As of June 30, 2002, the Company had 32,330,771 shares of its $.0001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

  ITEM 1                       FINANCIAL STATEMENTS
  ------                       --------------------

Unaudited Condensed Consolidated Balance Sheet at  June 30, 2002

Unaudited Condensed Consolidated Statements of Operations for the six-month
    Periods ended June 30, 2002 and June 30, 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the six-month
    Periods ended June 30, 2002 and June 30, 2001

Notes to Condensed Consolidated Financial Statements


                          COINLESS SYSTEMS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET - JUNE 30, 2002
                                        UNAUDITED
                                         ASSETS
CURRENT ASSETS:
          Cash and Equivalent                                                         $20,407
          Accounts Receivable                                                           2,279
          Notes Receivable                                                            324,434
          Inventories                                                                  22,528
          Deposits                                                                     13,127
                                                                               ---------------
                    Total Current Assets                                                            382,775
                                                                                             ---------------

          Equipment, Net of Accumulated Depreciation of  $104,705.                    106,275
          Other Intangible Assets, Net of Accumulated
          Amortization of $27,966                                                      52,288
                                                                               ---------------
                  Total Fixed Assets                                                                158,563
                                                                                             ---------------
                    Total Assets                                                                   $541,338
                                                                                             ===============

                            LIABILITIES & SHAREHOLDER EQUITY
CURRENT LIABILITIES:
          Accounts Payable & Other Accrued Expenses                                   500,431
          Payroll and Sales Tax Payable                                               690,086
          Notes Payable, Current Portion                                              149,047
          Capital Lease Obligations, Current Portion                                   30,336
                                                                               ---------------
                    Total Liabilities                                                             1,369,900
                                                                                             ---------------

          Notes Payable, Long-Term                                                    279,332
          Capital Lease Obligations, Long-Term                                         55,924
                                                                               ---------------
                   Total Long-Term Liabilities                                                      335,256
                   Total Liabilities                                                              1,705,156
                                                                                             ---------------

SHAREHOLDERS EQUITY
          Common Stock, 75,000,000 authorized $.001 per value
           32,330,771 shares issued and Outstanding                                    34,319
          Paid in Capital                                                           5,778,519
          Unamortized Expenses (Contra-Equity)                                       (260,945)
          Accumulated Deficit                                                      (6,715,716)
                                                                               ---------------
                    Total Shareholders Equity                                                    (1,163,823)
                                                                                             ---------------
Total Liabilities and Shareholders Equity                                                          $541,333
                                                                                             ===============


                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                       SIX MONTHS ENDED
                                                JUNE 30, 2002      JUNE 30, 2001
                                                 ------------       ------------

Sales                                                290,024                  0
                                                 ------------       ------------

Cost of Goods Sold                                  (224,159)                 0
                                                 ------------       ------------

Gross Profit                                          65,865                  0

Operating Expenses                                (1,075,355)       ($  801,993)
                                                 ------------       ------------

Loss From Operations                              (1,009,490)          (801,993)
                                                 ------------       ------------

Other Income and Expenses
Interest and Other Income                             10,679             27,838
                                                 ------------       ------------
    Interest Expense                                 (29,219)           (41,361)
                                                 ------------       ------------

 Total Other Income (Expense)                        (18,540)           (13,523)
                                                 ------------       ------------

Net Loss $1,028,030                              ($1,028,030)       ($  815,516)
                                                 ============       ============

Basic & Diluted Net
Loss Per Share                                        -0.013              0.003

          Weighted Average Number of Shares       32,330,771         18,748,374

                      COINLESS SYSTEMS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   JUNE 30, 2002   JUNE 30, 2001
                                                     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 NET LOSS                                            (1,070,807)       (815,516)

CASH PROVIDED BY OPERATING ACTIVITIES:
 DEPRECIATION & AMORTIZATION                             27,129          20,248
 INCREASE IN ACCOUNTS RECEIVABLE                         (2,279)              0
 DECREASE IN ACCOUNTS RECEIVABLE                              0           1,706
 STOCK FOR SERVICES                                     671,027               0
 INCREASE PATENT RIGHTS                                  (3,000)         (2,320)
 INCREASE IN PREPAIDS                                    83,898         191,125
 INCREASE IN ACCRUED EXPENSES                            19,811          71,207
 DECREASE IN INVENTORY                                  412,728            (676)
 INCREASE IN DEPOSITS                                       (69)              0
 DECREASE IN DEPOSITS                                         0             155
 DECREASE IN ACCOUNTS PAYABLE                          (217,762)        (59,843)
                                                     -----------     -----------
 NET CASH USED BY OPERATING ACTIVITIES                  (79,324)       (593,914)

CASH FLOW FROM INVESTING ACTIVITIES:
 DECREASE IN LOANS RECEIVABLE                             9,522         303,827
 INCREASE IN FIXED ASSETS                                     0           2,528
                                                     -----------     -----------
 NET CASH USED BY INVESTING ACTIVITIES                    9,522         306,355

CASH FLOW FROM FINANCING ACTIVITIES:
 INCREASE IN NOTES PAYABLE                               93,197               0
 DECREASE IN NOTES PAYABLE                                    0         (26,502)
 DECREASES IN CAPITAL LEASES                            (16,452)              0
 SALE OF STOCK                                           48,000         354,672
                                                     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:              124,745         328,170
                                                     -----------     -----------

NET INCREASE/(DECREASE) IN CASH:                         54,943          40,612

CASH AT BEGINNING OF YEAR:                              (35,894)        208,593
                                                     -----------     -----------
CASH AT END OF YEAR:                                     19,049         249,205
                                                     ===========     ===========
SUPPLEMENTAL DISCLOSURE:
 INTEREST PAID                                           16,996          18,664
 TAXES PAID                                                 800               0

                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

1.       BASIS OF PRESENTATION AND ORGANIZATION:

BASIS OF PRESENTATION
The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the six months ended June 30, 2002 and June 30, 2001 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

INTERIM PERIODS
---------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
              (NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT)

RECLASSIFICATION
Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION
         Supplemental Cash Flow Information              Six Months Ending
                                                          June 30, 2002
         Cash paid for:
           Interest                                        $ 16,996.00
            Taxes                                               800.00

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

STOCK OPTIONS
-------------
Stock Option executed January 1, 2002 to the benefit of John Stoll. Employee option must be exercised by February 1, 2003, but not before January 1, 2003. Option is for 100,000 shares of 144R Common Stock at a strike price of $0.19 per share. Additional options for 200,000 shares excercisable for 100,000 shares on January 1, 2004 and January 1, 2005, at a strike price of $0.19 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION

During this 2nd quarter, we entered into a financing arrangement which will give the company a financial foundation, allowing us to aggressively market our UVAShield products and seek to expand our technology into other industries. (Refer to Item 5 - Other Information.)

We entered into this financial agreement to provide the company with financial resources that would give us the opportunity to not only enhance our marketing and sales program for "Scan After Print"(TM) and the Coinless Systems Printing operation, but to aggressively seek to acquire companies who are currently generating profits and we are exploring these opportunities.

Also during this quarter, CSI has responded to eight Requests For Proposals on coinless gaming tickets, totaling Two Million Seven Hundred Thousand Dollars ($2,700,000.00).

We have signed a Letter of Intent to form a LLC company whose specific purpose is to produce tickets for the gaming industry. This entity will be managed by professionals in the OEM ticket business, which provides Coinless a pricing advantage, over the other six manufacturers.

Although we have had the patent for the UVAShield ticket products for approximately four years, the product was being evaluated for use in the gaming industry by regulatory agencies and Seiko and IGT. UVAShield coating on our tickets was finally approved this quarter and we have initiated aggressive marketing efforts to get this product into the field. With Seiko's approval, Coinless Systems, Inc. and Coinless Systems Printing is in a unique position of having the only enhanced ticket product to be approved by the gaming industry to date. None of the other manufacturers is allowed to put a coating on the thermal side of the ticket which enhances the aesthetics and makes the ticket look more pristine.

CSI is working with the regulatory authorities to get UVAShield approved as a mandatory product enhancement for all tickets. The reason, it helps protect the ticket from water, alcohol, etc. as well as provides excellent ultra violet ray protection for the thermal print on these tickets. Traditionally, thermal printing on tickets lasts somewhere between three and six months. Tickets protected with the UVAShield coating will last five to eight years under the identical conditions.

One of the more important factors in the financial agreement is the fact that we are registering 26,000,000 shares of stock to use for this $5,000,000 line of credit. This agreement was structured so that CSI controls the amount of advances, thus protecting our shareholders against forced delusion.

It is this company's management philosophy that should we elect to spend money for acquisitions, our shareholders can be assured it will add to the company's worth.

RESULTS OF OPERATION:

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Revenues for this period were $290,024 versus -0- for the same period 2001.

Revenues were derived by the first sale of our product to the industry. Although this Gross Margin 20.27 is lower than our projected margins, we had to concede some of our pricing to obtain the order.

Operating expenses increased to $1,075,355 in this six-month period 2002 compared to $801,993 in the comparable prior year period.

The increase is due primarily to legal fees and expenses in obtaining Equity Credit Line Financing of $5,000,000.00. Professional and legal expenses increased $413,340.00 over comparable period last year. Marketing expenses decreased $6,790; also decreasing were engineering expenses $31,913; administrative expenses $11,652; salary expenses $100,585, and insurance expenses $12,821. Expenses increasing this period were rent by $5,129; taxes $7,267 and depreciation and amortization $6,881.

           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

              A complaint was filed on January 31, 2002 by Breakout Investment Marketing LLC, an Arizona Limited Liability Company, in Superior Court of Arizona, in the County of Maricopa, alleging breach of contract. Coinless denies having a contract with Breakout Investment and an answer to the complaint has been filed denying the allegations. Currently awaiting trial date.

              On March 25, 2002, Coinless filed a complaint against Gene Newton, an individual previously retained by Coinless as a consultant, in San Bernardino Superior Court, State of California, alleging causes of action for conversation and defamation. Mr. Newton responded by filing a cross-complaint against Coinless alleging various labor and employment claims. Company equipment held by Mr. Newton has been returned to our control and CSI has made offer to close complaint.

ITEM 2.    CHANGES IN SECURITIES AND STOCKHOLDER EQUITY

                                                                              (CONTRA-EQUITY)
                                       COMMON STOCK                PAID-IN      UNAMORTIZED     ACCUMULATED
                                   SHARES          AMOUNT          CAPITAL        EXPENSES         DEFICIT         TOTAL
                                -------------   -------------   -------------   -------------   -------------   -------------
Balance At 12/31/01               28,224,488    $     30,224    $  4,990,262    $   (157,224)   $ (5,687,686)   $   (823,724)
Shares Cancelled                     (20,000)            (20)         (1,980)                                         (2,000)
Issuance of Stock for Svc          1,486,454           1,486         242,488         (76,797)                        167,177
Issuance of Stock for Cash           240,000             240          47,760                                          48,000
Issuance of Stock for Debt            15,000              15           2,985                                           3,000
Net Loss                                                                                            (309,744)       (309,744)
                                -------------   -------------   -------------   -------------   -------------   -------------
Balance At 3/31/02                29,945,942    $     31,945       5,282,215    $   (234,021)   $ (5,997,430)   $   (917,291)

Issuance of Stock for Service      2,144,829           2,134         558,544         (26,924)                        423,754
Issuance of Stock for Cash           240,000             240          47,760                                          48,000
   Net Loss                                                                                     $   (718,286)   $   (718,286)
                                -------------   -------------   -------------   -------------   -------------   -------------

BALANCE AT 6/30/02                32,330,771    $     34,319       5,778,519        (260,945)     (6,715,716)     (1,163,823)


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Inapplicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Inapplicable

ITEM 5.    OTHER INFORMATION

           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

           On May 2, 2002, Company issued a demand note with an 8.5% annual rate of interest to Dennis and Janice Sorenson, in the principal amount of $10,000.00.

           On May 24, 2002, Company issued a demand note, with an 8.5% annual rate of interest to Dennis and Janice Sorenson, in the principal amount of $20,000.00.

           On May 31, 2002, Company issued a 5% Convertible Debenture to Cornell Partners, LLC.

            Coinless received gross proceeds of $250,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or (b) an amount equal to 80% of the average closing three bid prices of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 10% premium prior to May 2004.

            On May 31, 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 97% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 trading days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners received a one-time commitment fee of $240,000 which was paid by the issuance of 1,043,478 shares of our common stock and will retain 5% of each advance under the Equity Line of Credit. In addition, Coinless engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer, to advise it in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. was paid a fee of $10,000, paid by the issuance of 43,478 shares of Coinless' common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by Coinless.

            EQUITY LINE OF CREDIT EXPLAINED. Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held seven days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 5% retention.

            We may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $5.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

            The amount of each advance is subject to an aggregate maximum advance amount of $75,000.00 in any five trading-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.

            We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.

            Coinless is registering 25,706,492 shares of common stock for the sale under the Equity Line of Credit and the conversion of debentures. The issuance of shares under the Equity Line of Credit and debentures may result in a change of control. That is, up to 25,706,492 shares of common stock could be issued under the Equity Line of Credit, i.e., the maximum number of shares being registered in the accompanying registration statement for the Equity Line of Credit and debentures. If all or a significant block of these shares are held by one or more stockholders working together, then such stockholder or stockholders would likely have enough shares to assume control of Coinless by electing its or their own directors.

            Proceeds received under the Equity Line of Credit will be used as working capital for the corporation. We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of the advances we intend to draw.

            We expect to incur expenses of approximately $85,000 in connection with this registration, consisting primarily of professional fees. In addition, Cornell Capital Partners will retain 5% of each advance. In connection with the Equity Line of Credit, we also paid Cornell Capital Partners a one-time commitment fee of $240,000, which was paid by the issuance of 1,043,478 shares of common stock. In addition, we engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. was paid a fee of $10,000, paid by the issuance of 43,478 shares of common stock. The number of shares issued as a commitment fee and as a placement agent fee was based on a closing bid price of $0.23 on May 31, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 4.1         Promissory Note
           Exhibit 4.2         Promissory Note
           Exhibit 99.1        Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

There were no filings on Form 8-K for the period represented by this report.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           COINLESS SYSTEMS, INC.
                                           ----------------------
                                               (Registrant)

Date:  August 16, 2002                     By: /s/  DARRYL D. DORSETT
                                               ---------------------------------
                                           Darryl D. Dorsett
                                           Chief Financial Officer and Corporate
                                             Secretary

Date:  August 16, 2002                     /s/  DENNIS W. SORENSON
                                           -------------------------------------
                                           Dennis W. Sorenson
                                           Chief Executive Officer/Chairman

Date:  August 16, 2002                     /s/  DANIEL WEYKER
                                           -------------------------------------
                                           Daniel Weyker
                                           Director

Date:  August 16, 2002                     /s/ ALFRED DOI
                                           -------------------------------------
                                           Alfred Doi
                                           Director