Form 10QSB
period 2002-09-30
COINLESS SYSTEMS INC
filed 2002-11-14
CIK 1074507

COINLESS SYSTEMS, INC.-10QSB-QUARTERLY RPT                          DATE FILED:


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                        FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

          (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period _____________ to ______________

                      COMMISSION FILE NUMBER 0-25127

                          COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          91-1715373
----------------------------------             ---------------------------------
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

                                          Yes    [X]               No   [ ]

As of September 30, 2002, the Company had 32,830,771 shares of its $.0001 par value common stock issued and outstanding.

                       COINLESS SYSTEMS, INC. & SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10QSB
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2002

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART  I:   FINANCIAL INFORMATION:

           ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                      Condensed Consolidated Balance Sheet                    3
                      at September 30, 2002

                      Condensed Consolidated Statements of Operation          4
                      Nine Months ended September 30, 2002 and 2001

                      Condensed Consolidated Statements of Cash Flows         5
                      Nine Months ended September 30, 2002

                      Notes to Condensed Consolidated Financial Statements  6-8

           ITEM 2.    Management's Discussion and Analysis of Financial    8-12
                      Condition and Results of Operations

           ITEM 3.    Controls and Procedures                                 12


PART  II.  OTHER INFORMATION

           ITEM 1.    Legal Proceedings                                       12

           ITEM 2.    Changes in Securities and Use of Proceeds               13

           ITEM 3.    Defaults Upon Senior Securities                         13

           ITEM 4.    Submission of Matters to a Vote of Security Holders     13

           ITEM 5.    Other Information                                       13


                      Exhibits and Reports on Form 8-K                     13-18

                      Certifications                                          19

           Signatures                                                         20


                                      COINLESS SYSTEMS, INC. & SUBSIDIARY
                                     Condensed Consolidated Balance Sheet
                                      For Period Ended September 30, 2002
                                                   Unaudited

                                     ASSETS
CURRENT ASSETS:
       Cash & Equivalent                                                          $           2,536
       Accounts Receivable, Net                                                                 766
       Inventories                                                                           22,523
       Deposits & Prepaid Expenses                                                           13,199
                                                                                  ------------------
                Total Current Assets                                                                            39,024

FIXED ASSETS:
       Equipment, Net Accumulated Depreciation of $114,501                                   95,722
       Other Intangible Assets, Net of Accumulated                                           48,521
            Amortization of $31,733                                                                            144,243
                                                                                  ------------------  -----------------
                Total Assets                                                                          $        183,267
                                                                                                      =================

                Liabilities & Shareholder Equity
CURRENT LIABILITIES:
       Accounts Payable & Other Acrued Expenses                                   $         664,443
       Payroll & Sales Tax Payable                                                          720,312
       Notes Payable Due within One Year, Third Parties                                      22,512
       Notes Payable Due on Demand, Related Parties                                         150,741
       Capital Lease Obligations Current Portion                                             33,187
                                                                                  ------------------
                Total Current Liabilities                                                                    1,591,195

LONGTERM LIABILITIES:
       Notes Payable                                                                        250,000
       Capital Lease Obligations                                                             45,185
                                                                                  ------------------
            Total Long Term Liabilities                                                                        295,185
                                                                                                      -----------------
            Total Liabilities                                                                                1,886,380
                                                                                                      =================

SHAREHOLDERS' EQUITY:
       Common Stock,  75,000,000 Shares Authorized
       $0.001 Par Value 32,830,771 shares issued and outstanding                             34,820
       Paid-In Capital                                                                    5,803,019
       Unamortized Expense (Contra Equity)                                                 (126,259)
       Stock Subscritions - Receivable - (Contra Equity)                                   (326,711)
       Accumulated Deficit                                                               (7,087,982)
                                                                                  ------------------
            Total Shareholders' Equity                                                                      (1,703,113)
                                                                                                      -----------------
            Total Liabilities & Shareholders' Equity                                                  $        183,267
                                                                                                      =================


                                       SEE NOTES TO FINANCIAL STATEMENTS


                                     COINLESS SYSTEMS, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   UNAUDITED

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                   SEPT 30, 2002     SEPT 30, 2001     SEPT 30, 2002     SEPT 30, 2001
                                   ------------      ------------      ------------      ------------
Sales                              $         0       $     7,581       $   290,024       $     7,581

Cost of Goods Sold                           0             4,692           224,159             4,692
                                   ------------      ------------      ------------      ------------

Gross Profit                                 0             2,889            65,865             2,889

Total Operating Expenses               360,903           357,185         1,436,258         1,159,178
                                   ------------      ------------      ------------      ------------

Loss From Operations                  (360,903)         (354,296)       (1,370,393)       (1,156,289)

Other Income and Expenses
    Interest and Other Income            2,076             1,916            12,755            29,754
    Interest Expense                   (13,255)          (14,707)          (42,474)          (56,068)
                                   ------------      ------------      ------------      ------------

 Total Other Income (Expense)          (11,179)          (12,791)          (29,719)          (26,314)
                                   ------------      ------------      ------------      ------------

Net Loss                           ($  372,082)      ($  367,087)      ($1,400,112)      ($1,182,603)
                                   ============      ============      ============      ============

Basic & Diluted Net                     (0.001)           (0.003)           (0.004)           (0.003)
(Loss) Per Share


                                  SEE NOTES TO FINANCIAL STATEMENTS

                       COINLESS SYSTEMS INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
          NET INCOME (LOSS)                                         ($1,400,112)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
          DEPRECIATION & AMORTIZATION                                    40,693
          INCREASE IN ACCOUNTS RECEIVABLE                                  (766)
          CONTRA-EQUITY-UNAMORTIZED EXPENSES                           (126,259)
          STOCK ISSUED FOR SERVICES                                     695,352
          DECREASE IN INVENTORIES                                       412,728
          INCREASE IN PATENT RIGHTS                                      (3,000)
          DECREASE IN PREPAIDS                                          168,705
          DECREASE ACCOUNTS PAYABLE                                    (182,439)
          INCREASE ACCRUED EXPENSES                                     261,545
                                                                    ------------

          NET CASH USED BY OPERATING ACTIVITIES                        (133,553)

CASH FLOWS USED BY INVESTING ACTIVITIES:
          INCREASE IN FIXED ASSETS                                        1,000
                                                                    ------------

          NET CASH USED BY INVESTING ACTIVITIES                           1,000

CASH FLOWS FROM FINANCIAL ACTIVITIES:
          INCREASE IN NOTES PAYABLE                                      68,618
          DECREASE IN CAPITAL LEASES                                    (26,224)
          SALE OF STOCK                                                 121,000
          DECREASE IN NOTES RECEIVABLE - SUBSCRIPTIONS                  333,956
          CONTRA-EQUITY-NOTES RECEIVABLE- SUBSCRIPTIONS                (326,711)
          NEGATIVE CASH BALANCE                                         (35,550)
                                                                    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                     135,089
                                                                    ------------

          NET INCREASE (DECREASE)  IN CASH                          $     2,536

          CASH AT BEGINNING OF YEAR                                           0

          CASH AT END OF PERIOD                                     $     2,536

          SUPPLEMENTAL DISCLOSURE
             INTEREST PAID                                               32,480
                                                                    ------------
            TAXES PAID                                                    8,258
                                                                    ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                       COINLESS SYSTEMS, INC. & SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTES TO FINANCIAL STATEMENTS
-----------------------------

NOTE A.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Coinless Systems Inc audits subsidiary ("the Company") for the six months ended June 30, 2002 and June30, 2001 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. An independent accountant has not audited these financial statements, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

NOTE B.       SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The accompanying consolidated financial statements consist of Coinless Systems Inc, a Nevada Corporation and DSG, Inc., a California Corporation.

PRINCIPALS OF CONSOLIDATED
The accompanying consolidated financial statements include the amounts of the Company's wholly owned subsidiary, DSG, Inc. (100%). All significant inter-company transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION
Revenue is recognized for license fees under license agreements on a fixed fee for each "Scan After Print" Printer installed in a gaming machine. Ticket revenue is recognized upon invoicing customer for tickets shipped.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
We perform ongoing credit evaluation of our customers and maintain all allowances for possible losses from non-payment of outstanding receivables.

NOTE C.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                      NINE MONTH ENDING
                                                      SEPTEMBER 30, 2002
                                                      ------------------
                       Cash Paid for:
                           Interest                   $     32,480
                           Taxes                             8,258


NOTE D.       NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS" No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

NOTE E:       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE F:       STOCK OPTIONS

Stock Options executed January 1, 2002 to the benefit of John Stoll. The 300,000 share options have been cancelled due to the resignation of employment of the employee effective October 11, 2002.

NOTE G:  LITIGATION
We are involved in Two legal proceedings arising out of our operations in the ordinary course of business. On January 31, 2002. A complaint was filed by Breakout Investments, alleging Breach of Contract. We are currently awaiting trial date.

On March 25, 2002 we filed a complaint against consultant Gene Newton for action of conversion and defamation. Newton filed a cross-complaint, alleging various labor and employment claims. These complaints will be settled in arbitration on November 14, 2002.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING, AS WELL AS OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR YEAR-ENDED DECEMBER 31, 2001 CONTAINED IN OUR ANNUAL REPORT ON FORM 10KSB.

OVERVIEW

Since its inception, Coinless has primarily been a research and development company that has had limited sales. The coinless gaming industry has grown dramatically over the past three years. During this period, Coinless discovered that with technological advances in the industry would sometimes render Coinless' prototypes outdated or obsolete by the end of their development cycles.

At its inception, Coinless' TickeTrak(R) technology was justified by the cost of the TickeTrak device being attached to a slot machine. The business platform that the TickeTrak technology was based on was used in $0.25 slot machines, which needed to be refilled every other day. When used primarily with quarter machines, Coinless could justify the cost of a TickeTrak printing or printing/redeeming device based upon savings to the casino in just over a three-month period of time.

In the coinless gaming industry, the years 2000 and 2001 were marked by a substantial influx of penny and nickel machines into the gaming market. Nickel and penny machines, which prior to 2000 reported 1% of the floor space in each casino, now represent nearly 50% of the entire population of slot machines on casino floors. Penny and nickel machines require more frequent maintenance then their $0.25 counterparts, typically needing to be refilled four to six times per day. Coinless gaming began to receive more attention from the gaming industry as a possible method of reducing costs. Consequently, many of the largest and most respected companies in the gaming industry began developing their own printer products to avail themselves of coinless gaming's new popularity. In early 2001, coinless' management decided that it could not effectively compete against much larger rivals who had at their disposal significantly more resources allocated to research and development.

Coinless discontinued engineering, sales and marketing of the device known as TickeTrak, reduced overhead, cut back on staff and began a concentrated effort in selling and marketing the one product Coinless believed would add value to the industry: our "832" scan-after-print patent. Statistically, the bar code used in the Ticket-In/Ticket-Out machines is susceptible to print and read errors. For example, in a 1,000-machine casino, printing an 18-character code on each ticket with each slot producing 20-30 tickets per day would generate either a print and/or read error once per day. We believe that Coinless' "832" scan-after-print is the only verification process currently available to the casinos to ensure the printed ticket they are producing and handing to a player has been electronically authenticated.

In late June of 2001, International Game Technology signed a Cross-Licensing Agreement, giving them the right to install ticket printers with verification built into their slot machines using the "832" patent process. contractually, International Game Technology agreed to only install units either purchased from Coinless or a licensed supplier authorized by Coinless.

Coinless has approached several large gaming industry companies regarding the possibility of signing licensing agreements. In addition, Coinless Systems has approached the four major manufacturers of printing devices, offering to license them at a fee-per-unit-produced to incorporate the internal use of the `832' patented process in each of the unique printers. Coinless is continuing to seek to license the "832" technology.

In addition, Coinless has licensed the patent for UVA Shield coating, which it believes will give it a competitive and marketing advantage through the production of a more durable and aesthetically pleasing ticket.

To date, the following gaming device manufacturers have signed license agreements to install our patented "832" scan-after-print technology: Alliance Gaming Corporation, Aristocrat Technologies, Inc., Atronic Americas, LLC, Cyberdine Gaming, Inc., Innovating Gaming Corporation of America, Konami Gaming, Inc., Shufflemaster, Inc., Sigma Gaming, Inc., Tekbilt and WMS Gaming, Inc.

Two of the top coinless gaming ticket printer manufacturers; MoneyControls, Ltd. and Seiko/Futurelogic, Inc., have signed a fee-per-unit produced License Agreement which incorporates the internal use of the "832" patented process in each of the unique printers.

To position Coinless for an aggressive marketing campaign for ticket business, Coinless has entered into a letter of intent to form a joint venture with B&D Litho, Inc., an Arizona Printing company, to manufacture and distribute coinless gaming tickets, utilizing our patented process UVA Shield coating. The Joint Venture company will be named Coinless Systems Printing Company, LLC.

REVIEW OF OPERATIONS
Three months ended September 30, 2002 compared with three months ended September 30, 2001 revenue.

REVENUE
We generated no Revenue for the three months ended September 30, 2002 compared to $7,581 for the comparable prior year period.

COST OF GOODS SOLD
There were no Cost of Goods Sold for the three months ended September 30, 2002 compared to $4,692 for the comparable prior year period.

OPERATING EXPENSES
Operating expenses increased to $360,905 for the three months ended September 30, 2002 compared to $357,185 for comparable prior year period, a net increase of $3,720. This increase was attributable to (1) increase of $4,143 in Sales & Marketing expenses; (2) increase of $102,125 for Professional and Public Relations expenses; (3) increase of $3,818 in Depreciation/Amortization expenses; (4) increase of $1,485 in Taxes. These increases were off-set by (5) decrease in Engineering expenses of $33,460; (6) decrease in Salaries of $55,958; and (7) a decrease in Administrative expenses of $18,433.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

REVENUE:
We generated revenue of $290,024 for the nine months ended September 30, 2002 compared to $7,581 during the comparable prior-year period. A net increase of $282,443. Revenues were derived from the sale of our product, TickeTrak(R) to be installed in gaming machines sold in South America.

COST OF GOODS SOLD
Increased $219,467 over prior-year period due to revenue increases.

OPERATING EXPENSES
Operating expenses increased to $1,436,250 for the nine months ended September 30, 2002 compared to $1,159,178 for the comparable prior year period, an increase of $277,072. This increase was attributable to (1) increase of 519,973 Professional & Public Relations expenses; (2) increase of $8,752 in Taxes; (3) increase of $10,699 in Depreciation and Amortization expenses. These increases were offset by (4) decrease of $2,647 in Sales and Marketing expenses; (5) decreases in Engineering expenses of $65,373; (6) decreases of $156,543 in Salaries and (7) decrease of $37,789 in Administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2002, Coinless generated sales of $290,024, incurred losses of $1,400,112 and had cash flow deficiencies from operating activities of $133,553. As a result, as of September 30, 2002, Coinless had a cash balance of $2,536, and an accumulated deficit of $7,087,982.

The primary source of financing has been through the issuance Common Stock and debt. Our cash position continues to be uncertain.

In May 2002, Coinless entered into an Equity Line of Credit Agreement. Subsequently, we filed a registration statement purporting to register the sales to be issued under the Equity Line of Credit. The May 2002 Equity Line of Credit was terminated by mutual consent because it contained provisions that did not comply with the SEC's interpretations for registration. In September 2002, we withdrew the registration statement relating to the May 2002 Equity Line of Credit. In October 2002, we entered into a new Equity Line of Credit that contained identical terms to the May 2002 agreement, except for the provisions that did not comply with SEC interpretations. Under the October 2002 Equity Line of Credit, Coinless may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Coinless will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for two years thereafter.

Coinless believes that it will have sufficient funds, with additional borrowed funds to meet its current obligations through December 31, 2002. Accordingly, Coinless will need new funding from the sale of securities, drawing on Equity Line of Credit, or additional borrowing to fund its ongoing operations and to satisfy its outstanding liabilities.

Coinless anticipates that its operations will require at least $70,000 per month. In addition, Coinless' need for cash includes satisfying current liabilities of another $1,591,195, consisting of accounts payable and accrued expenses of $600,286, payroll and sales tax of $720,312. The current portion of Notes Payable of $172,653 and the current portion of capital lease obligations of $33,187.

In addition to current liabilities, Coinless has long-term liabilities of $295,185, consisting of a debenture; payable of $250,000 and capital lease obligations of $45,185.

As discussed above, Coinless has total liabilities of $1,886,380 as of September 30, 2002.

Included in that total are contractual obligations of $767,312. The obligations, along with dates in which such payments are due, are described below.

                                    TOTAL        1 YR OR LESS        2-3 YEARS       4-5 YEARS
                                    -----        ------------        ---------       ---------
        Notes Payable               423,253          173,253         250,000
        Capital Lease Obligation     78,372           33,187          45,185
        Operating Leases            265,687          109,716         155,971
                                    -------          -------         -------
        Total Contractual Cash
        Obligations                767,312           316,156         451,156

In addition to the total liabilities, Coinless has contractual obligations, under employment Agreements to Messrs. Sorenson and Dorsett. These employment obligations are approximately $252,000 per year, paid semi-monthly, includes base salary and automobile allowances.

The obligations are expected to be funded from the proceeds to be received from the Equity Line of Credit and proceeds from the sale of our product.

ITEM 3 - CONTROLS AND PROCEDURES
During the quarter ended September 30, 2002, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represents our expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," or "expects," used in our press releases and periodic reports on Form 10-KSB 10-QSB filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-KSB or the year ended December 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.


PART II    OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:
On January 31, 2002, a complaint was filed by Breakout Investments alleging Breach of Contract. We are currently awaiting trial date. On March 25, 2002, we filed a complaint against consultant Gene Newton for Action of Conversion and Defamation. Newton filed a cross-complaint alleging various labor and employment claims. These complaints will be settled in arbitration on November 14, 2002.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

                             Common  Stock        Paid-In    Contra Equity   Contra Equjity    Accumulated
                          Shares      Amount      Capital      Exoebses          Notes           Deficit        Total
                        ============ ========== ============ ============== ================= ============== ============
  Bal at 12/31/01        28,224,488     30,224    4,990,262       (157,224)         (333,956)    (5,687,686)  (1,157,680)
  Shares Cancelled          (20,000)       (20)      (1,980)                                                     (20,000)
  Issuance-For Svcs       1,486,454      1,486      242,488        (76,797)           (2,697)                    164,480
  Issuance-For Cash         240,000        240       47,760                                                       48,000
  Issuance-For Debt          15,000         15        2,985                                                        3,000
  1st Qtr-Net Loss                                                                                 (309,744)    (309,744)
                        ------------ ---------- ------------ -------------- ----------------- -------------- ------------

  Balance 3/31/02        29,945,942     31,945    5,281,515       (234,821)         (336,653)    (5,997,430)  (1,254,128)
  Issuance-For Svcs       2,144,829      2,134      449,244        (26,924)           12,219                     436,673
  Issuance-For Cash         240,000        240       47,760                                                       48,000
  2nd Qtr-Net Loss                                                                                 (718,286)    (718,286)
                        ------------ ---------- ------------ -------------- ----------------- -------------- ------------
  Balance 6/30/02        32,330,771     34,319    5,778,519       (260,945)         (324,434)    (6,715,716)  (1,488,257)
  Issuance-For Cash         500,000        500       24,500                                                       25,000
                                                                   134,686            (2,277)                    132,409
                        ------------ ---------- ------------ -------------- ----------------- -------------- ------------
  3rd Qtr-Net Loss                                                                                 (372,082)    (372,082)
                        ------------ ---------- ------------ -------------- ----------------- -------------- ------------
                         32,830,771     34,820    5,803,019       (126,259)         (326,711)    (7,087,798)  (1,703,113)

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION:

Certain relationships and related Transactions:
a) On May 2, 2002, Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and/or Janice Sorenson, in the principal amount of $10,000;
b) On May 24, 2002, Company issued a Demand Note, with an 8.5% annual rate of interest to Dennis and/or Janice Sorenson, in the principal amount of $20,000;
c) Employment Agreement, dated January 1, 2002 entered into with John Stoll, has been cancelled. Mr. Stoll submitted his resignation effective October 11, 2002.
d) A seat on the Board of Directors was vacated by the resignation of Dr. Alfred Doi.

Mr. Doi has resigned due to poor health and personal reasons. Vacated seat will be filled by remaining Board members.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBIT NO.               DESCRIPTION
          -----------               -----------
          Exhibit A                 Promissory Note
          Exhibit B                 Promissory Note
          Exhibit C                 Resignation Notice - Dr. Alfred Doi
          Exhibit 99.1              Certification pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

There were no filings on Form 8-K for the period represented by this report.

                                    EXHIBIT A

                                 PROMISSORY NOTE


$10,000                                                              May 2, 2002


For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Dennis W. and/or Janice Sorenson ("the Payee") located at 1124 Sable Mist Court, Las Vegas, NV 89144 (or at such other place as the Payee may designate in writing) the sum of $10,000.00 with interest from May 2, 2002 on the unpaid principal at a rate of 8.5% interest per annum.

All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

The Promisor reserves the right to prepay this Note (in whole or in part) prior to the due date with no prepayment penalty.

If any payment obligation under this Note is not paid when demanded, the Promisor promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

If any of the following events of default occur, this Note shall become due immediately, without demand or notice:

1) the failure of the Promisor to pay the principal and any accrued interest in full upon demand;

2) the filing of bankruptcy proceedings involving the Promisor as a Debtor;

3)       the application for appointment of a receiver for the Promisor;

4) the making of a general assignment for the benefit of the Promisor's creditors;

5)       the insolvency of the Promisor; or

6) the misrepresentation by the Promisor to the Payee for the purpose of obtaining or extending credit; or

7)       the sale or merger of Corporation.

If any or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States. Promisor waives presentment of payment, protest, and notice of protest and nonpayment on this Note.

No renewal or extension of this Note, delay in enforcing any right of the Payee under this Note, or assignment by Payee of this Note shall affect the liability of the Promisor. All rights of the Payee under this Note are cumulative and may be exercised concurrently or consecutively at the Payee's option.

Payee may, at their option, convert this note into Common Stock of CSI, as per Resolution of the Board of Directors, dated February 4, 2000.

This Note shall be construed in accordance with the laws of the State of Nevada.


Signed this 2nd day of May 2002 in Las Vegas, Nevada.



PROMISOR
Coinless Systems, Inc.



By:    /s/ Darryl D. Dorsett
       ---------------------
       Darryl D. Dorsett
       Chief Financial Officer

                                    EXHIBIT B

                                 PROMISSORY NOTE



$20,000                                                             May 24, 2002


For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Dennis W. and/or Janice Sorenson ("the Payee") located at 1124 Sable Mist Court, Las Vegas, NV 89144 (or at such other place as the Payee may designate in writing) the sum of $20,000.00 with interest from May 24, 2002 on the unpaid principal at a rate of 8.5% interest per annum.

All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

The Promisor reserves the right to prepay this Note (in whole or in part) prior to the due date with no prepayment penalty.

If any payment obligation under this Note is not paid when demanded, the Promisor promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

If any of the following events of default occur, this Note shall become due immediately, without demand or notice:

1) the failure of the Promisor to pay the principal and any accrued interest in full upon demand;

2) the filing of bankruptcy proceedings involving the Promisor as a Debtor;

3)       the application for appointment of a receiver for the Promisor;

4) the making of a general assignment for the benefit of the Promisor's creditors;

5)       the insolvency of the Promisor; or

6) the misrepresentation by the Promisor to the Payee for the purpose of obtaining or extending credit; or

7)       the sale or merger of Corporation.

If any or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States. Promisor waives presentment of payment, protest, and notice of protest and nonpayment on this Note.

No renewal or extension of this Note, delay in enforcing any right of the Payee under this Note, or assignment by Payee of this Note shall affect the liability of the Promisor. All rights of the Payee under this Note are cumulative and may be exercised concurrently or consecutively at the Payee's option.

Payee may, at their option, convert this note into Common Stock of CSI, as per Resolution of the Board of Directors, dated February 4, 2000.

This Note shall be construed in accordance with the laws of the State of Nevada.


Signed this 24th day of May 2002 in Las Vegas, Nevada.



PROMISOR
Coinless Systems, Inc.



By:   /s/ Darryl D. Dorsett
      ---------------------
       Darryl D. Dorsett
       Chief Financial Officer

                                    EXHIBIT C


Dennis Sorenson
---------------

From:               Dennis Sorenson [denny@coinlesssystems.com]
Sent:               Monday, November 11, 2002 10:03AM
To:                 DAN WEYKER
Subject:            FORMWORK: Resignation from CSI board


-----Original Message-----
From:  akdoi@postoffice.pacbell.net  [mail to: akdoi@postoffice.pacbell.net]
       ----------------------------            ----------------------------
Sent:   Friday, November 08, 2002 4:31 PM
To:  Dennis Sorenson; dweyker@aol.com
Subject:  Resignation from CSI board


It is with regret that due to health and personal situations, I am tendering my resignation from the Board of Directors of Coinless Systems, Inc. The past three years have been very interesting and exciting. My present health condition and personal situation makes it impossible to devote the time and effort that the position of being a member of the Board of Directors deserves. This is effective Nov. 8, 2002.
Respectfully
Alfred K. Doi