Form 10KSB
period 2002-12-31
COINLESS SYSTEMS INC
filed 2003-04-16
CIK 1074507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

             3720 West Oquendo Road, Suite 101, Las Vegas, NV 89119
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (702) 891-9195
                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $295,631 State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002, 32,830,771.

As of April 10, 2003, the aggregate market value of the registrant's common stock was $328,307 (based upon the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days, as reported by the National Quotation Bureau for such date).

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]




                           FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of our technologies and applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form

                             COINLESS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                     PART I


                                                                          Page #
Item 1 Description of Business................................................ 2
Item 2 Description of Property ............................................... 3
Item 3 Legal Proceedings ..................................................... 4
Item 4 Submission of Matters to a Vote of Security Holders ................... 4


                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters .............. 5
Item 6 Selected Financial Data................................................ 8
Item 7 Management's Discussion and Analysis of Financial
       Condition and Results of Operations ................................... 9
Item 8 Consolidated Financial Statements and Supplementary Data ...... F-1 to 22
Item 9 Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.......................................... 14


                                    PART III

Item 10 Directors and Executive Officers of the Registrant................... 14
Item 11 Executive Compensation............................................... 15
Item 12 Security Ownership of Certain Beneficial Owners and Management....... 17
Item 13 Certain Relationships and Related Transactions....................... 18


                                     PART IV

Item 14 Exhibits and Reports on Form 8-K..................................... 20

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

       Coinless Systems is a developer of ticket based gaming devices, methods and systems. The management team has over 56 years of gaming industry experience. Coinless has historically placed its primary focus on development of verification technology of bar code printers for use in gaming devices. By using the Coinless patented Scan After Print technology it is possible to verify that critical printed information is accurate and recognizable by the various redemption and recognition systems deployed throughout the gaming environment. This real-time quality assurance of the printing process is designed to prevent gaming devices from dispensing invalid payment tickets to patrons. Operationally, the efficiency of the ticket printing process is increased significantly as a result of real-time quality maintenance.

       Coinless believes that one of the most significant issues facing gaming device manufacturers is the auditability of the device itself. In order to achieve reconciliation in a ticket printing process, checks and balances are necessary. There is currently only one method to verify that a cash payment ticket was created that can be recognized by other cash redemption devices. Coinless' patented technology affords Coinless the right to provide the devices and methods needed to ensure the quality of the print reproduction on the ticket media. In order to be truly auditable it is necessary to be certain that the printing devices that create payment tickets are accurate and verified.

       Coinless has patented methods and devices designed specifically for this purpose. To illustrate, when a gaming device prints a ticket with a barcode representing a payout amount, it is important that the barcode is readable as intended. It is only possible to automate such a process at the time of printing. In addition, this is the only time it is possible to halt the ticket printing process and have assistance rendered to a failing gaming device printer.

       Coinless believes that it has a competitive advantage in this market. Coinless currently holds two patents on Scan After Print for printer devices used in slot machines. We believe that Coinless' patented rights to these methods and devices will allow Coinless to assist game manufacturers, printer manufacturers, and gaming authorities in defining the minimum control standards for the ticket printing and reconciliation process.


       OUR PRODUCTS AND PROCESSES Coinless' current business operations revolve around the manufacture and distribution of slot tickets with the UVA Shield Coating and the licensing of the "832" Scan After Print technology. A description of these products and processes is set forth below.

SLOT TICKETS WITH UVA SHIELD COATING. In an effort to increase the reliability and efficiency of the ticket process, Coinless has a license to market and distribute the UVA Shield Coating. Coinless does not own the technology used in the UVA Shield Coating. The UVA Shield Coating will be manufactured by the licensor. Coinless intends to purchase the coating from the licensor for resale. The coating produces a gloss finish and makes our tickets aesthetically different than the competition. The UVA-Shield coating also protects the ticket from ultraviolet rays, wetness or alcohol spills and is scratch resistant. Coating tickets with the UVA Shield formula also reduces wear and tear on the thermal printer print head and minimizes paper dust deposits. The UVA Shield coating has been specially designed to minimize the overall maintenance of printing hardware on the gaming floor while providing what we believe is the best possible quality and most aesthetically pleasing ticket stock in the industry.


           "832" SCAN AFTER PRINT TECHNOLOGY. Coinless currently holds two patents on Scan After Print for printer devices used in slot machines. These are the only two patents in existence for verification of a bar coded ticket. Currently, Coinless has the two largest manufactures of printers in the gaming industry licensed to pay Coinless a fee for every verification printer that is manufactured using a bar code reader as a means of verification. These licensing agreements are in effect for the next ten years. We also have entered into non-revenue licensing agreements with slot manufactures in the gaming industry representing 98% of the total machines. These agreements give the slot manufactures the right to install printers, with verification, as long as the printer is purchased directly from a Coinless approved licensed supplier.

       Coinless has also commenced a program of contacting the gaming regulatory agencies throughout the United States and selling them on the importance of Scan After Print and requesting they mandate into their individual regulations that every printer must have this verification option.

The UVAShield coating is designed to extend the readability life of the ticket for up to ten years. Many regulatory agencies are mandating, in their regulations, that tickets must be readable for at least five years.

       CSI believes that its patented ticket print and verify methods and devices are poised to play a significant role in the emerging automated cash payment process.


ITEM 2.   PROPERTY

       The Company leases approximately 7,373 square feet of warehouse and office space in Las Vegas, Nevada for its main facility, which includes corporate administration, sales and marketing and warehouse operations. This lease agreement is with an unrelated party. The combined rent under the lease, which expires April 30, 2005, was $89,609. in 2002 and $85,360 in 2001, with provisions for annual rent increases. Coinless believes that its current facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

       Coinless is aware of the following legal proceedings:

       During 2001, Coinless was involved in a lawsuit filed by TransAct Technologies, Inc. in the United States District Court, District of Connecticut, in which TransAct asked the court to declare that TransAct and its products did not infringe on any of the claims of Coinless' patent entitled "Cashless Peripheral Device for a Gaming System." TransAct withdrew their lawsuit on March 11, 2002.

       A complaint was filed on January 31, 2002 by Breakout Investment Marketing LLC, an Arizona Limited Liability Company, in Superior Court of Arizona, in the County of Maricopa, alleging breach of contract. Coinless denies having a contract with Breakout Investment and an answer to the complaint has been filed denying the allegations. We are currently awaiting a trial date.

       On March 25, 2002, Coinless filed a complaint against Gene Newton, an individual previously retained by Coinless as a consultant, in San Bernardino Superior Court, State of California, alleging causes of action for conversion and defamation. Mr. Newton responded by filing a cross-complaint against Coinless alleging various labor and employment claims. These complaints were settled, in arbitration, CSI paying Gene Newton $6,250.

       On March 29, 2002, a complaint was filed in Superior Court of the State of California, County of Riverside by Derryl W. Crossman, Attorney for a number of Plaintiffs. On April 10, 2002, Coinless was dismissed from the suit.

       On April 10, 2002, Coinless filed a complaint in Superior Court of California, County of Los Angeles, against "CASINOINTHENO," a user of an on-line discussion board commonly known as "Raging Bull." Coinless served a subpoena upon Lycos to produce the identity of "casinointheno." The complaint alleged casinointheno published defamatory statements , which are libelous; false and unprivileged. No responsive pleadings have been filed. On June 1, 2002, complaint was settled out of court, whereby Coinless' legal fees were paid and the individual has agreed not to post messages in the future.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Company's security holders during the fiscal year ended December 31, 2002.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND OTHER STOCKHOLDER MATTERS

       Coinless is currently trading on the Over-the-Counter Bulletin Board under the symbol "CLSY." The following table shows the high and low closing prices for the periods indicated.


                                   BID PRICES
            -----------------------------------------------------
            2002                      HIGH              LOW
            First Quarter            $0.67             $0.16
            Second Quarter           0.54               0.17
            Third Quarter            0.22               0.07
            Fourth Quarter           0.13               0.05

            2001                      HIGH              LOW
            First Quarter            $1.00             $0.13
            Second Quarter            0.91              0.57
            Third Quarter             0.96              0.21
            Fourth Quarter            0.30              0.19

            2000                      HIGH              LOW
            First Quarter            $1.41             $0.13
            Second Quarter            1.19              0.63
            Third Quarter             0.81              0.56
            Fourth Quarter            0.69              0.25

HOLDERS OF COMMON EQUITY

       As of December 31, 2002, the number of record holders of our common stock was approximately 518 and there are currently 32,830,771 shares of common stock issued and outstanding.

DIVIDEND INFORMATION

       To date, Coinless has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

                     RECENT SALES OF UNREGISTERED SECURITIES

       In February 2003, Coinless entered into the Equity Line of Credit Agreement where Coinless may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of $5 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period. Cornell Capital Partners, LP will purchase the shares of common stock for a 3% discount to the average closing bid price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit (which will be paid in cash to Cornell Capital Partners), together with a one-time commitment fee of $240,000, which was paid by the issuance of 1,043,478 shares of our common stock. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 43,478 shares of Coinless' common stock, which is equal to $10,000 at a closing bid of $0.23 on May 31, 2002 for acting as the placement agent.

       In June 2002, Coinless entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. where Coinless shall issue and sell to Cornell up to Two Hundred and Fifty Thousand Dollars of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.048 (i.e., 80% of the recent price of $0.06), then the holders of the convertible debentures would have received 5,208,333 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years.

       All other sales of unregistered securities made during 2002 are disclosed in the Company's quarterly filings with the Securities and Exchange Commission on Form 10Q.

DESCRIPTION OF SECURITIES

       Pursuant to our certificate of incorporation, Coinless is authorized to issue 75,000,000 shares of common stock, $0.001 par value, of which, as of December 31, 2002, 32,830,771 shares were issued and outstanding. Below is a description of Coinless' outstanding securities, including common stock, options, warrants, and debt.

COMMON STOCK

       Each holder of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The approval of proposals submitted to stockholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the Articles of Incorporation, and certain mergers and reorganizations), in which case Nevada law and Coinless' by-laws require the favorable vote of at least a majority of all outstanding shares. Stockholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore and in the event of liquidation, dissolution or winding up of Coinless to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion, subscription or cumulative voting rights.

       As of December 31, 2002, Coinless had 32,830,771 shares issued and outstanding.

OPTIONS AND WARRANTS

OPTIONS As of January 10, 2003, Coinless had no outstanding options.

WARRANTS As of January 10, 2003, Coinless had outstanding warrants to purchase 100,000 shares of common stock. The exercise prices ranged from $2.50 to $10.00 per share.

DEBT

       In June 2002, Coinless raised $250,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. If such conversion had taken place at $0.048 (i.e., 80% of the recent price of $0.06), then the holders of the convertible debentures would have received 5,208,333 shares of common stock. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 10% premium prior to May 2004.


TRANSFER AGENT

       Coinless' transfer agent is Atlas Stock Transfer. Its address is 5899 South State Street, Salt Lake City, Utah 84101. Its telephone number is (801) 266-7151.

ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE ARTICLES OF INCORPORATION

AUTHORIZED AND UNISSUED STOCK. The authorized but unissued shares of our common stock are available for future issuance without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of Coinless that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with Coinless'

Board of Directors' desires. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares of stock compared to the then-existing market price.

ITEM 6. SELECTED FINANCIAL DATA

       The following is a summary of certain consolidated statements of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 2002 and 2001. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements.

                                                  FOR THE YEAR     FOR THE YEAR
                                                     ENDED            ENDED
                                                  DECEMBER 31,     DECEMBER 31,
                                                     2002              2001
                                                 --------------   --------------
Statement of Operations Data:
   Net Sales from Continuing Ops                 $       8,131    $       9,660
   Gross Profit From Continuing Ops                     (4,029)           3,066
   Operating Loss from Continuing Ops               (1,912,743)      (2,354,285)

Income (Loss) from Discontinued  Operations             65,728       (107,379.)

Extraordinary Item - Gain on
Extinguishment of Debt                                       0          109,510
   Net Profit (Loss)                                (1,851,044)      (2,352,154)
   Net Profit (Loss) per Common Share            $       (0.06)   $       (0.10)

Cash Flow Data:
Cash Provided by (used for)
   Continuing Operations                         $    (648,818)   $    (778,560)
   Discontinued Operations                             304,788          (98,682)
   Investing Activities                                  2,000           (1,836)
   Financing Activities                                342,030          667,388
                                                 --------------   --------------
Increase (Decrease) in Cash                                  0    $    (211,690)

Cash at Beginning of Year                        $           0    $     211,690
                                                 --------------   --------------
Cash at End of Year                              $           0    $           0
                                                 ==============   ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10K contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: the need for and ability to obtain additional financing on terms favorable to the Company, customer acceptance of the Company's products, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, the ability of the Company to maintain its listing on the NASDAQ Stock Market, and increased competition.


OVERVIEW
Coinless Systems, Inc. (referred to herein as the "Company", "CSI" or "Coinless Systems") was formed as a Nevada Corporation by the merger of D&J Enterprises International, Inc., a Nevada Corporation and D.S.G., Inc., a California Corporation, with Medical Resources Technologies, Inc., a Nevada Corporation. This merger took place February 12, 1999. The corporate name was changed to Coinless Systems, Inc. on August 12, 1999.

D.S.G., Inc., a California Corporation, is a wholly owned subsidiary of the Company.

The Company was formed to develop, manufacture, market and distribute Coinless Technology and products for the Gaming Industry. Its principal products are slot tickets with UVAShield coating for coinless gaming machines. In addition, Coinless has developed a patented process that verifies and helps ensure the accuracy of bar coded tickets used in gaming slot machines and the cashiers' cage. To date, Coinless has sales from tickets, but not from our Scan After Print technology. Coinless is in the process of establishing manufacturing relationships for its slot tickets.


FINANCIAL RESULTS

        Coinless has historically lost money. In the twelve months ended December 31, 2002 and the year ended December 31, 2001, Coinless had revenues of $8,131 and $9,660, respectively, and a net loss of $1,400,112 and $2,352,154, respectively. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our continued existence depends on our ability to meet financing requirements and the success of future operations, which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. We do not have sufficient funds to meet our obligations. We will need significant new funding from the sale of securities or borrowing to fund our ongoing operations and to satisfy our outstanding liabilities.


ABOUT US

        Our principal office is located at 3720 West Oquendo Road, Suite 101, Las Vegas, Nevada 89118. Our telephone number is (702) 891-9195 and our fax number is (702) 891-9266. Our website address is www.coinlesssystems.com.

Results of Operations for the Year Ended December 31, 2002, compared to the Year Ended December 31, 2001.

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

SALES: During the Twelve Months Ended December 31, 2002, Coinless had ticket stock sales from Continuing Operations of $8,131, compared to $9,660 in ticket stock sales in the comparable period in the prior year.

Coinless has phased out its TickeTrak(R) Verification System because it could not effectively compete in that market. To date, Coinless has not earned sales from its "832" patent process and the UVAShield coating. No provisions were established for estimated product returns and ticket stock allowances based on Coinless' historical experience.

COST OF SALES: During the Twelve Months ended December 31, 2002, Coinless had cost of ticket stock sales of $12,159 compared to $6,594 in the comparable period 2001.

GROSS PROFIT: During the Twelve Months ended December 31, 2002, Coinless had gross profit from continuing operations of $(4,029) compared to $3,066 in the comparable period 2001.

OPERATING EXPENSES: Operating Expenses from Continuing Operations, decreased $491,205 or 22.5% to $1,694,713 for the Twelve Months Ended December 31, 2002, compared to $2,185,918 in the comparable period of the prior year.

During the period ending December 31, 2002, Operating Expenses from Continuing Operations consisted of marketing expenses $26,856; Administrative Expenses of $101,462; Employee Compensation of $371,565; Insurance Expenses of $24,722; Rent of $85,759; Taxes $27,977; Depreciation & Amortization of $51,323 and Professional and Public Relations Fees of $1,005,049.

During the period ending December 31, 2001, operating Expenses from Continuing Operations consisted of Marketing Expenses $32,096; Administrative Expenses of $130,655; Employee compensation of $453,052; Insurance Expenses of $60,563; Rent of $85,360; Taxes $55,745; Depreciation & Amortization of $55,135 and Professional and Public Relations Fees of $1,313,312.

LOSS FROM CONTINUING OPERATIONS: The loss from Continuing Operations decreased by $436,650 or 18.6% to $1,916,835 in the Year Ended December 31, 2002 from $2,353,485 in the prior year. The decrease resulted primarily from reduced operating expenses.

OTHER INCOME AND EXPENSE: Interest and Other Income decreased $37,962 or 74.8%, to $12,764 in the Year Ended December 31, 2002 from $50,726 in prior year. The decrease in Interest and Other Income is primarily due to a reduction in Coinless' Notes Receivable. These Notes Receivable consist primarily of Notes Receivable for Stock Subscriptions.

OTHER EXPENSE: Interest Expense increased $37,610 or 58.8% to $101,539 in the Year Ended December 31, 2002 from $63,929 in the prior year. Interest Expenses increased primarily because of high interest bearing notes.

During the year ended December 31, 2001, Coinless incurred a settlement loss of $157,430. In December 1999, Coinless sold certain assets and inventories to an unrelated party for $325,000. The unrelated party paid $200,000 in cash, of which $50,000 was deposited into an escrow account to cover any sales tax liability borne by Coinless. In 2001, Coinless agreed to reduce the purchase price to $167,723, which was satisfied by the cash paid at closing. As a result of the reduction of the purchase price, Coinless recognized a settlement loss of $157,430 in 2001. Additionally, Coinless also agreed to pay a sum of $13,738 for the legal fee incurred in the settlement, which was paid in March 2002.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS: Coinless had revenues of $287,500 from discontinued operations during year ended December 31, 2002. There was no revenue earned during the same prior period. We had a profit from this year's revenue of $65,728, compared to a net loss of $107,379 for the comparable period last year. In September 2001, CSI discontinued providing our TickeTrak device because of high costs of manufacturing, engineering and research and development.

NET LOSS: Coinless' net loss decreased $504,239 or 21.4% to $1,847,915 in the year ended December 31, 2002 from $2,352,154 in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 2002 and prior year period, Coinless incurred net losses of $1,917,635 and $2,354,285 and had cash flow deficiencies from operating activities of $648,818 and $778,560, respectively. As a result, as of December 31, 2002, Coinless had a cash balance of $0, a working capital deficit of $1,920,504 and an accumulated deficit of $7,533,785.

Coinless has phased out its TickeTrak Verification System, the system that accounted for substantially all of its sales during these periods. Coinless is focusing its operations on the licensing of its "832" "Scan After Print" patent and UVAShield Coating on ticket stock, but has not generated licensing revenue to date.

The primary source of financing for Coinless has been through the issuance of common stock and debt. Coinless had cash balances on hand of $0 as of December 31, 2002 and $0 as of December 31, 2001. In addition, on December 31, 2002, Coinless had notes receivable of $200,000 consisting of notes receivable from the sales of common stock. Coinless' cash position continues to be uncertain. Coinless' primary need for cash is to fund our ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. Coinless anticipates that its operations will require at least $70,000 per month. These monthly expenses are anticipated to consist of the following: administrative expenses of $15,000; insurance of $4,200; rent of $5,000; executive and marketing expenses of $3,500; interest of $1,400; debt payments of $2,000; payroll and taxes of $35,000 and miscellaneous of $3,900. These monthly obligations are expected to be funded from the proceeds anticipated to be received from the Equity Line of Credit or otherwise from the sale of equity or debt securities. In addition, Coinless' need for cash includes satisfying current liabilities of another $1,821,928 consisting of accounts payable and other accrued expenses of $697,664; payroll and sales tax payable of $706,626; the current portion of notes payable of $375,449 and the current portion of capital lease obligations of $35,062. Accounts payable and other accrued expenses consist primarily of trade accounts payable of $432, 076 accrued interest of $54,885 and accrued payroll of $210,703. Payroll and sales tax payable consist of amounts owed to federal and state taxing authorities for unpaid payroll withholding taxes and sales and use taxes. These tax payments are overdue. Accordingly, Coinless may become liable for penalties and interest in addition to the overdue amounts. Coinless' operations would be jeopardized if the taxing authorities were to take legal action against Coinless to collect the unpaid taxes, which may include legal action or the filing of liens against its assets. Coinless' ability to continue operations would be jeopardized if any of these actions were to occur. Notes payable consist primarily of loans made to related parties, which loans are due on demand. Coinless does not currently have sufficient funds to satisfy these obligations. In addition to the current liabilities, Coinless has long-term liabilities of $285,430, consisting of debenture payable of $250,000 and capital lease obligations of $35,430.

As discussed above, Coinless has total liabilities of $2,107,358 as of December 31, 2002. Included in that total are contractual obligations of $912,730. These contractual obligations, along with the dates in which such payments are due, are described below:

                                                      Payments Due by Periods
                                            ------------------------------------------
            Contractual Obligations          Total  1 Yr or Less  2-3 Years  4-5 Years
            -----------------------          -----  ------------  ---------  ---------
Notes Payable                               $625,449   $375,449   $250,000        --
Capital Leases                                70,492     35,062     35,430        --
Operating Leases                             216,789     99,087    117,702        --
                                            --------   --------   --------
  Total Contractual Cash Obligations        $912,730   $509,598   $403,132        --


During twelve months ended December 31, 2002, Coinless had a net increase in cash of $0.

Coinless' sources and uses of funds in the current year were as follows:

CASH USED BY OPERATING ACTIVITIES. CSI had cash used by operating activities of $648,818 in the twelve months ended December 31, 2002. Cash used by operating activities consisted of non-cash expenses (depreciation and amortization of $51,323; common stock issued for services of $401,394 and amortization of non-cash expenses of $425,925). An increase in gain on sale of assets; impairment of stock subscription receivable of $129,319; increase in Accounts Receivable of $8,131; increase in inventory of $273; increase in other tangible assets of $1,339; increase in accounts payable and accrued expenses of $45,859 and increase in other liabilities of $227,141.


CASH USED IN INVESTING ACTIVITIES. CSI provided net cash of $2,000 in investing activities for the twelve months period ended December 31, 2002. This related to sales of property of $5,000 and additional patents of $3,000.


CASH PROVIDED IN FINANCING ACTIVITIES. CSI had cash provided by financing activities of $342,030. These activities consisted of cash overdraft of $28,423, proceeds from issuing common stock of $121,000; proceeds of notes payable to related parties of $271,000; repayments from notes receivable of $15,000; repayments of debts from related and third parties of $2,441, and net repayments to capital leases of $34,106.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                          Page #
Independent Auditors Report................................................. F-1

Consolidated Balance Sheets as of December 31, 2002......................... F-2

Consolidated Statements of Operation for the years
ended December 31, 2002 and 2001............................................ F-3

Consolidated Statements of Change of Stockholder Deficit
for the years ended December 31, 2002 and 2001.............................. F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 2002 and 2001..................................... F-5 to F-6

Notes to Consolidated Financial Statements.......................... F-7 to F-22

ITEM 8. INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Coinless Systems, Inc and subsidiary.

         We have audited the accompanying consolidated balance sheet of Coinless Systems, Inc. (a Nevada corporation) and its wholly-owned subsidiary, D.S.G., Inc. (a California corporation) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Coinless Systems, Inc. and its subsidiary as of December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net operating loss raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP
Pasadena, California
March 27, 2003



See notes to consolidated financial statements
                                                                             F-1


COINLESS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2002
-----------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash                                                                      $         0
   Accounts Receivable                                                             8,131
   Inventory                                                                      22,523
   Prepaid expenses                                                                5,730
                                                                             ------------
       Total Current Assets                                                       36,384

Property and equipment, net of accumulated depreciation of $147,046              104,150

Intangible and other assets                                                       46,320
                                                                             ------------
TOTAL ASSETS                                                                 $   186,854
                                                                             ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable and other accrued expenses                               $   248,174
   Cash Overdraft                                                                  7,127
   Accrued Payroll                                                               210,703
   Payroll and sales taxes payable                                               706,626
   Notes payable due to third parties, current portion                             2,373
   Notes payable due on demand, related parties                                  373,076
   Capital lease obligations, current portion                                     35,062
   Net current liabilities of discontinued operations                            238,787
                                                                             ------------
       Total Current Liabilities                                               1,821,928

Long-Term Debt
   Notes payable due to third parties                                            250,000
   Capital lease obligations                                                     285,430
                                                                             ------------
       Total Liabilities                                                       2,107,358
                                                                             ------------
Stockholders' Deficit
   Common stock, $0.001 par value; 50,000,000 shares authorized;
       32,830,771 shares issued and outstanding                                   32,830
   Paid-in Capital                                                             5,805,008
   Stock subscription received, net of allowance for loan loss of $129,319      (200,000)
   Unamortized expenses (contra-equity)                                          (24,557)
   Accumulated deficit                                                        (7,533,785)
                                                                             ------------
                                                                              (1,920,504)
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   186,854
                                                                             ============


See notes to consolidated financial statements                                       F-2



COINLESS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,                                  2002            2001
----------------------------------------------------------------------------------------
Sales                                                      $      8,131    $      9,660
Cost of sales                                                    12,159           6,594
                                                           -------------   -------------
Gross profit (deficit)                                           (4,028)          3,066

Operating expenses                                            1,694,713       2,185,918
                                                           -------------   -------------
   Operating (loss)                                          (1,698,741)     (2,182,852)
                                                           -------------   -------------
Other Income (Expense)
   Interest and other income                                      10,33          50,726
   Gain on sales of assets                                        2,401              --
   Interest expense                                            (101,539)        (63,929)
   Impairment of stock subscription receivable                 (129,319)             --
   Settlement loss                                                   --        (157,430
                                                           -------------   -------------
                                                               (218,094)        170,633
                                                           -------------   -------------
       (Loss) from Continuing Operations before Tax          (1,916,835)     (2,353,485)

Provisions for Income Taxes                                         800             800
                                                           -------------   -------------
   (Loss from Continuing Operations                          (1,917,635)     (2,354,285)

Income (loss) from Discontinued Operations,
   net applicable taxes of $0 in 2002 and 2001                   65,728        (107,370)
                                                           -------------   -------------
   (Loss) before Extraordinary Gain                          (1,851,907)     (2,461,664)

Extraordinary gain on extinguishments of debt,
   net of applicable income taxes of $0 in 2002 and 2001          3,992         109,510
                                                           -------------   -------------
NET (LOSS)                                                 $ (1,847,915)   $ (2,352,154)
                                                           =============   =============
Per share of common stock:
   (Loss) from Continuing Operations                       $      (0.06)   $      (0.10)
   Income (loss) from Discontinued Operations                      0.00           (0.00
   Extraordinary Item, net                                         0.00            0.00
                                                           -------------   -------------
   Net Loss-Basic and Diluted                              $      (0.06)   $      (0.10)
                                                           =============   =============

   Weighted average number of shares                         31,418,863      24,178,579


See notes to consolidated financial statements                                      F-3


COINLESS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For Years Ended December 31, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------

                                                            (Contra-Equity)
                                                                 Note
                          Common                              Receivable
                           Stock                  Pain-in     for Stock     Unamortized    Accumulated
                           Shares      Amount     Capital    Subscription     Expenses       Deficit         Total
                         ----------- --------- ------------ -------------- ------------- -------------- --------------
Balance at 12/31/00      18,748,374    $18,748   $3,604,372     $(712,723)    $ (183,549)  $ (3,333,716)    $  606,868

Received from stock
subscriptions                                                     512,723                                      512,723

Issuance of Stocks for                                                                                       1,040,587
Service                   7,297,500      7,298    1,006,964                       26,325

Issuance of Stocks for                                                                                         220,262
Services                  1,096,236      1,096      347,858      (128,692)

Issuance of Stocks for                                                                                          32,850
debt                        164,250        164       32,686

Exchange tradable                                                                                                    0
shares to restricted
shares                      918,128        918         (918)

Net (loss)                                                                                   (2,352,154)    (2,352,154)
                         ----------- ---------- ------------ -------------- ------------- -------------- --------------

Balance at 12/32/01      28,224,488  $  28,224  $ 4,990,962  $   (328,692)  $   (157,224) $  (5,685,870)  $ (1,152,600)

Received from stock
subscriptions                                                      15,000                                       15,000

Convert interest
receivable to stock
subscription receivable
                                                                  (15,627)                                     (15,627)

Impairment of stock
subscription receivable
                                                                  129,319                                      129,319

Amortization of
noncash expenses                                                                 425,925                       425,925

Issuance of stocks for    2,567,805      2,567      452,085
services                                                                        (293,258)                      161,394

Issuance of stocks for
equity line of credit
commitment                1,043,478      1,044      238,956                                                    240,000

Issuance of Stocks for
Cash                        980,000        980      120,020                                                    121,000

Issuance of Stocks for
debt                         15,000         15        2,985                                                      3,000
                         ----------- ---------- ------------ -------------- ------------- -------------- --------------
Net (loss)                                                                                   (1,847,915)    (1,847,915)

Balance at 12/31/02      32,830,771  $  32,830  $ 5,805,008  $   (200,000)  $    (24,557) $  (7,533,785)  $ (1,920,504)


See notes to consolidated financial statements                                                                     F-4


COINLESS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Increase) Decrease in:                                                (8,131)      14,120
   Accounts Receivable                                                      (273)         273
   Deposits and Others                                                    (1,339)      32,028
   Increase in:
     Accounts Payable and Accrued Expenses                                45,859       47,885
     Other Liabilities                                                   227,141      228,267
                                                                       ----------   ----------
Net cash (used in) operating activities from continuing operations      (648,818)    (778,560)
                                                                       ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Employee advances                                                           0        7,149
   Purchase of property and equipment                                          0       (4,115)
   Acquisition of patents                                                 (3,000)     ($4,870)
   Sales of property and equipment                                         5,000            0
                                                                       ----------   ----------
Net cash provided by (used in) investing activities from
continuing operations                                                      2,000       (1,836)
                                                                       ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft                                                        (28,423)      35,550
   Proceeds from issuing of common stock                                 121,000      220,262
   Repayments from notes receivable for stock subscriptions               15,000      512,723
   Proceeds from notes payable to related parties                        271,000       53,613
   Proceeds from notes payable to third parties                          250,000            0
   (Repayments) of debts acquired from related parties                    (1,680)    (118,153)
   (Repayments) of debts acquired from third parties                    (250,761)      (2,968)
   Net (repayments) to capital leases                                    (34,106)     (33,639)
                                                                       ----------   ----------
Net cash provided by financing activities from continuing operations     342,030      667,388
                                                                       ----------   ----------

Net cash (used in) continuing operations                                (304,788)    (113,008)
Net cash provided by (used in) discontinued operations                   304,788      (98,682)
                                                                       ----------   ----------
NET INCREASE (DECREASE) IN CASH                                                0     (211,690)
CASH BALANCE AT BEGINNING OF YEAR                                              0      211,690
                                                                       ----------   ----------
CASH BALANCE AT END OF YEAR                                            $       0    $      --
                                                                       ==========   ==========



See notes to consolidated financial statements                                            F-5


COINLESS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For years ended December 31,                                             2002      2001
-------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                       $ 74,972   $ 39,938
   Taxes Paid                                                          $    800   $  8,286

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for reduction of
   accounts payable and accrued expenses                               $  3,000   $ 32,850

   Notes Receivable incurred for selling common stock                  $     --   $128,692

   Notes payable and capital lease obligations incurred for
   property and equipment                                              $  2,255   $ 43,227








See notes to consolidated financial statements                                         F-6

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

Nature of Business Coinless Systems, Inc. and subsidiary (the "Company") is a developer, manufacturer and supplier of coinless technology and products for the gaming industry. Its principal products are paper and UVAShield coated tickets for coinless gaming machines and "Scan After Print", a patented process that instantly verifies and ensures the accuracy of bar coded tickets at the slot machine as well as the cashier cage.

PRINCIPAL OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, D.S.G., Inc. ("DSG", a California corporation), after elimination of all material intercompany accounts and transactions.

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

         The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of ticketing is deferred until customer acceptance. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

            The Company also recognizes revenue under license agreements on a fixed fee for each "Scan After Print" printer installed in a gaming machine, providing that the collectibility is reasonably assured.

ACCOUNTS RECEIVABLE Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2002 and 2001 was $0 and 1,373, respectively.

EXTINGUISHMENTS OF LIABILITIES In December 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


extinguishments of liabilities. SFAS 140 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

STOCK-BASED COMPENSATION The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

INCOME (LOSS) PER COMMON SHARE Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when, diluted, potential shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities on an as-if-converted basis. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 3,309,149 and 944,285 for years ended December 31, 2002 and 2001, respectively.

Other Significant Accounting Policies

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

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT Property and Equipment are recorded at costs, and depreciated over the estimated useful lives using the straight-line methods. Estimated useful lives of five years are used for machinery and equipment, office equipment and furniture, and automobile. Estimated useful lives of up to five years are used for computer equipment and related software. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease terms or five years. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Depreciation for years ended December 31, 2002 and 2001 was $48,931 and $53,108, respectively.

INTANGIBLE ASSETS-PATENT RIGHTS Cost incurred to file and maintain patent rights, including legal and registration fees, are capitalized and amortized on a straight-line basis over the lives of patents, generally fifteen to seventeen years. Total amortization for the years ended December 31, 2002 and 2001 was $2,392 and $2,027, respectively.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill and certain other intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired patents rights to identify any necessary amortization period adjustments and to determine, if any, other intangible assets should be reclassified to goodwill. Based on the assessment, no adjustments were made to the amortization period or residuals of the assets.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expenses were $4,064 and $4,655 for 2002 and 2001, respectively.

SHIPPING AND HANDLING COSTS The Company historically has included both inbound and outbound shipping charges in cost of sales.

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

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


RECLASSIFICATION Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

         In September 2001, the Company discontinued engineering, sales and marketing of the TickeTrak device. Accordingly, the 2001 consolidated financial statements and related footnotes have been restated to present the results of this business as discontinued operations.

NEW ACCOUNTING STANDARDS: On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

         In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification, as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.


NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company suffered losses of $1,917,635 and $2,354,285 from continuing operations for years ended December 31, 2002 and 2001, respectively, and as of December 31, 2002, the Company's current liabilities exceeded its current assets by $1,785,544 and its total liabilities exceeded its total assets by $1,920,504.

          In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

         Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has generated approximately $121,000 in additional operating capital through sales of its common stock during 2002.


NOTE 3 - DISCONTINUED OPERATIONS

         In September 2001, the Company discontinued engineering, sales and marketing of TickeTrak device and sold the remaining devices to a New Mexico manufacturer.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


Following is summarized financial information for the discontinued operations:

                                                         Years ended December 31
                                                          2002            2001
                                                         -----------------------
    REVENUES                                             $ 287,500   $      --

INCOME (LOSS) FROM CONCONTINUED
OPERATIONS (NET OF TAX OF $0) (a)                        $  65,728   $ (107,379)



NOTE 3 - DISCONTINUED OPERATIONS (Continued)

                                                              December 31
NET ASSETS OF DISCONTINUED OPERATIONS                      2002          2001
                                                         -----------------------
Current Assets
  Inventory                                              $        0  $  413,001
Current Liabilities
  Accounts Payable                                          238,787     412,728
  Net assets (liabilities) of discontinued
     operations (b)                                      $ (238,787) $      273

         (a) No gain or loss on disposal of discontinued business was recognized for years ended December 31, 2002 and 2001.

         (b)  All assets and liabilities of discontinued operations are current.

Summarized cash flow information for the discontinued operations is as follows:

                                                         Years ended December 31
                                                           2002           2001
                                                         -----------------------
Net cash provided by (used in) operating
  activities of discontinued operations                  $ 304,788   $  (98,682)

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS                                  $ 304,788   $  (98,682)

The discontinued operations did not provide or use any cash in investing and financing activities for years ended December 31, 2002 and 2001.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows for the years ended December 31, 2002 and 2001:
                                                         2002            2001
                                                      ----------      ----------
       Machinery and Equipment                        $      --       $   3,509
       Computer Equipment and Software                  145,640         145,640
       Office Equipment and furniture                    33,022          30,767
       Automobile                                        29,307          29,307
       Leasehold Improvements                            43,227          43,227
                                                      ----------      ----------
                                                        251,196         252,450
       Less:  Accumulated Depreciation                 (147,046)        (99,025)
                                                      ----------      ----------
                                                      $ 104,150       $ 153,425
                                                      ==========      ==========

The discontinued operations did not provide or use any cash in investing and financing activities for years ended December 31, 2002 and 2001.


NOTE 5 - EQUITY LINE OF CREDIT

         On May 31, 2002, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 97% of the lowest closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the stock is traded for the 5 trading days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners received a one-time commitment fee of $240,000, which was paid by the issuance of 1,043,478 shares of the Company's common stock and will retain 5% of each advance under the Equity Line of Credit. In addition, Coinless engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer, to advise it in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. was paid a fee of $10,000, paid by the issuance of 43,478 shares of Coinless' common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission (SEC). The costs associated with this registration will be borne by the Company. The number of shares issued as a commitment fee and as a placement agent fee was based on a closing bid price of $0.23 on May 31, 2002. The Company registered the shares with the SEC and the equity line of credit became effective on February 12, 2003.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE TO THIRD PARTIES

         On May 31, 2002, the Company issued a 5% convertible debenture of $250,000 to Cornell Partners, LLC. The debenture is convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or (b) an amount equal to 80% of the average closing three bid prices of the common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of two years. At the Company's option, the debenture may be paid in cash or redeemed at a 10% premium prior to May 2004.

         As of December 31, 2002 and 2001, notes payable due to third parties consist of following:

                                                                        2002         2001
                                                                     ----------   ----------
       a)  Payable to Spirit Mountain, interest
           accrued at 9%, due 13/31/01                               $      --    $ 250,000
       b)  Payable to American General, monthly
           payment of $186, including interest of 21%, due 2/10/03       2,373        3,133
       c)  Payable to Cornell LLC, interest accrued at
           5%, due 5/31/04.  Convertible to common stock               250,000            0
                                                                     ----------   ----------
                                                                       252,373      253,133
       Less: current portion                                            (2,373)    (253,133
                                                                     ----------   ----------
       Notes Payable to Third Parties, noncurrent                    $ 250,000    $      --
                                                                     ==========   ==========


NOTE 7 - NOTES PAYABLE DUE ON DEMAND-RELATED PARTIES

         On November 4, 2002, the Company issued a secured convertible promissory note of $200,000 to a current director. The note accrues interest at 108% per year until twelve (12) interest payments were made and at 54% per year during the reminder of the term of the note. Interest payments are due semi-monthly on the first and 16th day of the month. The note requires aggregate interest payments at least $135,000 and is convertible to the Company's common stock, at the holder's option, at $0.10 per share. The note is secured by (i) a pledge agreement executed between the Company's former CEO and the holder (ii) a pledge agreement executed between the Company's CEO and the holder (iii) a security agreement executed between the Company the holder and (iv) a deed of trust between the Company's former CEO and the holder.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------

         As of December 31, 2002 and 2001, notes payable due on demand to related parties consist of following:

                                                                      2002       2001
                                                                   ---------  ---------
       a) Payable to a related party, interest accrued
           at 10%.  Secured by a life insurance                    $  3,000   $  3,000
       b)  Payable to a related party, interest accrued at
           8.5%, due on demand.  Convertible to stock               107,741     36,741
       c)  Payable to a related party, interest accrued at
           8.5%, due on demand.  Convertible to stock                 7,250      7,250
       d)  Payable to a related party, monthly payment of$580,
           including interest of $310.  Convertible to stock         13,010     14,690
       e)  Payable to a related party, interest accrued at
           8.5%, due on demand.  Convertible to stock                17,700     17,700
       f)  Payable to a related party, interest paid
           monthly at 15%, due on demand                             17,500     17,500
       g)  Payable to a related party, interest paid monthly
           at 15%, due on demand                                      4,620      4,620
       h)  Payable to  a related party, interest accrued at
           6.25, due on demand.  Convertible to stock                 2,255          0
       i)  Payable to a related party, interest due semi-monthly
           at 108% and at 54% after 12 interest payments were
           made, due 11/4/03.  Convertible to common stock          200,000          0
                                                                   ---------  ---------
                                                                   $373,076   $101,501
                                                                   =========  =========


NOTE 8 - CAPITAL LEASE OBLIGATIONS

         The Company's property and under capital leases, which is included in property and equipment is summarized as follows:

                                                         2002            2001
                                                      ----------      ----------
       Computer Hardware                              $  83,313       $  83,313
       Computer Software                                 13,953          13,953
       Office Equipment                                  18,851          18,851
       Leasehold Improvements                            43,227          43,227
                                                      ----------      ----------
                                                        159,344         159,344
       Less:  accumulated depreciation                  (84,350)        (52,479)
                                                      ----------      ----------
                                                      $  74,994       $ 106,865
                                                      ==========      ==========

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL LEASE OBLIGATIONS (Continued)

         Capital leases require monthly payments of $4,240 including effective interest between 12% to 22.5% per annum for varying periods through April 2005.

Future minimum lease payments under capital leases at December 31, 2002 are as follows:

       Years ended December 31,                                         Amount
                                                                      ----------
                 2003                                                 $  44,006
                 2004                                                    33,624
                 2005                                                     4,975
                                                                      ----------
                                                                         82,605
       Less: Amount representing interest                               (12,114)
                                                                      ----------
       Present value of future minimum lease payments                    70,491
       Less:  Current maturities                                        (35,062)
                                                                      ----------
                                                                      $  35,429
                                                                      ==========

NOTE 9 - NOTES RECEIVABLE FOR STOCK SUBSCRIPTIONS

         As of December 31, 2002 and 2001, the Company had notes receivable from selling stock consisting of the following:

                                                            2002         2001
                                                         ----------   ----------
       Notes Receivable                                  $ 329,319    $ 325,892
       Less: Allowance for Loan Loss                      (129,319)          --
                                                         ----------   ----------
       Notes Receivable for Stock
       Subscriptions, net                                $ 200,000    $ 325,892
                                                         ==========   ==========

         They were included in equity section as a contra-equity. Accrued interest income on these notes receivable was $0 and $5,264, respectively, as of those dates.

         In May 2001, a note receivable of $128,692 was issued by a stockholder for his stock subscriptions. The note bears interest at 8% per annum and is due on July 1, 2002. In December 2002, a new note of $129,319 was issued to replace the remaining balance of the old note plus accrued interest. The new note requires monthly instalments of $11,853, including interest at 10% per annum and is due on December 21, 2003. The note went into default on February 7, 2003. Demand for payment has been made. The note was fully reserved as of December 31, 2002.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - EXTINGUISHMENTS OF LIABILITIES

         During 2002 and 2001, management, after consultation with counsel, determined that the creditors no longer have any enforceable claim on accounts payable of $3,992 and $109,510, respectively, since any possibly applicable statue of limitations has run, in accordance with California Code of Civil Procedure ss.ss. 337,339 and 340.

         The Company, accordingly, adopted SFAS No. 140 to extinguish these liabilities and debts, and recognized an extraordinary gain of $3,992 and $109,510 for years ended December 31, 2002 and 2001, respectively. Both gains are net of applicable income tax of $0.


NOTE 11 - SETTLEMENT LOSS

         In 2001, the Company agreed to reduce the selling price from $325,000 to $167,723 in regards to the sales of subsidiary's assets that occurred in 1999. As a result, the Company charged off the balance of the related note receivable and escrow accounts, and recognized a loss of $157,430 included in other expense.

       Reduced selling price                                          $ 167,723
       Original selling price                                           325,000
                                                                      ----------
                                                                       (157,277)
       Forfeited interest earned on escrow                                 (153)
                                                                      ----------
           Total Settlement Loss                                      $(157,430)
                                                                      ==========
The settlement loss is allocated as follows:

       Note receivable, charged-off                                   $  93,750
       Escrow deposit, charged-off                                       81,403
       Legal fee paid from escrow account                               (11,768)
       Vendor settlement paid from escrow account                        (5,955)
                                                                      ----------
           Total Settlement Loss                                      $ 157,430
                                                                      ==========

         The Company also agreed to pay ADT a sum of $13,738 for the legal fee incurred for the settlement. The amount was paid in full in March 2002.

         The subsidiary recognized a gain of $258,703 in 1999, as a result of the sales.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - PROVISION FOR INCOME TAXES

         The Company files consolidated federal income tax returns with its subsidiary.

         Provision for income taxes in the consolidated statements of operations consist of a minimum state franchise tax of $800 each for years ended December 31, 2002 and 2001.

         As of December 31, 2002, the Company has net operating loss carry forwards, approximately, of $6,802,830 to reduce future taxable income. To the extent not utilized, the NOL carry forwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                                      2002              2001
                                                   ------------     ------------
       Net Operating Loss Carryforwards            $ 2,312,962      $ 1,712,024
       Valuation Allowance                          (2,312,962)      (1,712,024)
                                                   ------------     ------------
       Net deferred tax assets                     $         0      $         0
                                                   ============     ============

NOTE 13 - COMMON STOCK TRANSACTIONS

         During 2002 and 2001, the Company issued substantial restricted common stocks to various consultants and directors for their services rendered. The stocks are fully vested and nonforfeitable. The issuances of the stock are accounted for based on the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable. The total costs of transactions were capitalized and amortized over the length of the services. For years ended December 31, 2002 and 2001, there were 2,524,327 and 7,297,500 shares of common stock issued to nonemployees and directors, respectively. The total costs of transactions were $444,652 and $1,040,587, respectively. As of December 31, 2002 and 2001, the balance of unamortized costs was $24,557 and $183,549, respectively. The unamortized costs were included in equity section as a contra-equity.

         During 2002 and 2001, the Company issued 15,000 and 164,250 shares of common stock to reduce liabilities of $3,000 and $32,850, respectively.

         As discussed in Note 5, the Company issued aggregate of 1,086,956 shares of common stock to an equity line creditor and a broker for a one-time commitment fee and for the services provided. The total cost of $250,000 was charged to operations.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - EXCHANGE OF STOCK

         In March 2001, the Board of Directors approved to exchange tradable stock for restricted common stock. Each share of tradable stock was convertible into one and one half (1 1/2) shares of 144R common stock. As of December 31, 2001, there were 918,128 shares of restricted common stock issued for the exchange.


NOTE 15 - STOCK OPTIONS AND WARRANTS

CONSULTANT STOCK PLAN

         The Company has a stock option adopted by the Board of Directors in 2001 pursuant to which there are 3,500,000 shares of common stock reserved for issuance and under which the Company may issue incentive and non-qualified stock options to consultants of the Company. As of December 31, 2002 and 2001, there was 1,500,000 and 1,114,250 shares of common stock issued under the plan, respectively.

STOCK OPTIONS

         Stock Options executed January 1, 2002 to the benefit of John Stoll. The 300,000 share options have been cancelled due to the resignation of employment of the employee effective October 11, 2002. The Company has no outstanding options at December 31, 2002 and 2001.

STOCK WARRANTS

The Company did not grant any warrants during 2002 and 2001. A summary of the status of the Company's warrants as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                    2002                                2001
                                        --------------------------------- ------------------------------------
                                                            Weighted                             Weighted
                                                            Average                               Average
                                          Number of      Exercise Price       Number of       Exercise Price
                                            Shares         Per Share            Shares           Per Share
                                        --------------- ----------------- ------------------- ----------------
Outstanding at Beginning of Year               100,000            $ 3.42             100,000           $ 3.42

Granted                                              0                 -                   0                -
Exercised, expired and cancelled               (66,666)             1.37                   0                -
                                        --------------- ----------------- ------------------- ----------------
Outstanding at End of Year                      33,334            $ 7.50             100,000           $ 3.42
                                        =============== ================= =================== ================

Exercisable at End of Year                      33,334            $ 7.50             100,000           $ 3.42
                                        =============== ================= =================== ================


The following table sets forth additional information about stock warrants outstanding at December 31, 2002:

                                                  Weighted
                                Number of         Average             Weighted
                                 Warrants         Remaining            Average           Number
           Exercise Prices     Outstanding     Contractual Life     Exercise Price     Exercisable
           ---------------     -----------     ----------------     --------------     -----------
         $   5.00                     16,666          0.08 years             $5.00           16,666
         $  10.00                     16,668          0.33 years             10.00           16,668
                              --------------- ------------------- ----------------- ----------------
                                      33,334          0.20 years             $7.50           33,334
                              =============== =================== ================= ================


NOTE 16 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                      2002              2001
                                                 -------------     -------------
Numerator:
    Net Loss                                     $ (1,847,915)     $ (2,352,154)
Denominator:
    Weighted Average Number of Shares              31,418,863        24,178,579

Loss Per Share-Basic and Diluted                 $      (0.06)     $      (0.10)

         The net loss amount for 2002 and 2001 included an after-tax amount of $3,992 and $109,510, respectively, which relate primarily to gains from early extinguishments of debt. Excluding the effects of these transactions, the basic and diluted earnings per share would have been the same.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17 - SEGMENT INFORMATION

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2002 or 2001, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 18 - RELATED PARTY TRANSACTIONS

         As discussed in Note 7, notes payable to related parties amounted to $373,076 and $101,501 as of December 31, 2002 and 2001, respectively.

         During 2001, the Company issued 500,000 shares of the Company's common stock to two Directors for services rendered.


NOTE 19 - LEGAL PROCEEDINGS

         On April 10, 2002, the Company filed a complaint against "CASINOINTHENO," a user of an on-line discussion board commonly known as "Raging Bull." The Company served a subpoena upon Lycos to produce the identity of "casinointheno." The complaint alleged casinointheno published defamatory statements which are libelous, false and unprivileged. No responsive pleadings have been filed. On June 1, 2002, complaint was settled out of court, whereby the Company's legal fees were paid and the individual has agreed not to post messages in the future.

         On March 29, 2002, a complaint was filed by Derryl W. Crossman, attorney for a number of Plaintiffs against the Company. The case was dismissed on April 10, 2002.

         On March 25, 2002, the Company filed a complaint against Gene Newton, an individual previously retained by the Company as a consultant alleging causes of action for conversion and defamation. Mr. Newton responded by filing a cross-complaint against the Company alleging various labor and employment claims. These complaints were settled, in arbitration, the Company paying Gene Newton $6,250.

         On January 31, 2002, Breakout Investment Marketing LLC ("Breakout"), an Arizona Limited Liability Company, filed a complaint against the Company alleging a breach of contract. The Company denies having a contract with Breakout and intends to defend its position vigorously.

COINLESS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
--------------------------------------------------------------------------------

         During 2001, the Company involved in a lawsuit filed by TransAct Technologies, Inc. ("TransAct") asking the court to declare that TransAct and its products do not infringe on any claims of the Company's patent entitled "Cashless Peripheral Device for a Gaming System." On March 11, 2002, TransAct withdrew their lawsuit.


NOTE 20 - LEASE COMMITMENTS

         The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $6,900 per month and the lease expires on April 2005. Rent expense was $85,759 in 2002 and $85,360 in 2001.

         The Company also leases three autos. The leases have monthly payments of $580 to $908. Lease payments totaled $18,039 and $16,170 for years ended December 31, 2002 and 2001, respectively. The leases expire through April 2004.

Minimum lease payments, by year, and in aggregate at December 31, 2002 are as follows:

           Years ended December 31,                          Amount
                   2003                                 $    99,087
                   2004                                      89,484
                   2005                                      28,318
                                                        ------------
                                                        $   216,889
                                                        ============

NOTE 21 - SUBSEQUENT EVENT

         On February 24, 2003, the Chairman of the Board, who was also the CEO and the President of the Company, resigned of his positions from the Company. The current CFO was elected to be his successor of as the Chairman of the Board. The Company entered into a management agreement with Michael Saunders to act as interim President of the Company until a shareholders' meeting can be held and a new board of directors elected. As of that date, the former CEO agreed to forgive all the liabilities and debts, aggregate of $194,301 that the Company owed him. The liabilities and debts consists of the following:

           Payroll checks held for 2001                 $    23,097
           Payroll checks held for 2002                      56,351
           Notes Payable                                    109,996
           Accrued interest                                   4,857
                                                        ------------
                                                        $   194,301
                                                        ============

In settling a case against him, the former CEO transferred 2,000,000 shares of his Company common stock (approximately 6% of the Company's outstanding shares) to the plaintiffs. The Company was not involved in the case.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINAL

DISCLOSURE:    None


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS:

        Coinless' present directors and officers are as follows:

   NAME AND ADDRESS                      AGE     POSITION
   --------------------------------      ------  ---------------------------
   Dennis W. Sorenson                    60      President, Chief Executive
   3720 West Oquendo Road, Ste 101               Officer and Chairman of the
   Las Vegas, Nevada 89118                       Board

   Darryl D. Dorsett                     67      Chief Financial Officer,
   3720 West Oquendo Road, Ste 101               Secretary and Treasurer
   Las Vegas, Nevada 89118

   Daniel Weyker                         60      Director
   3720 West Oquendo Road, Ste 101
   Las Vegas, Nevada 89118

        The following is a brief description of the background of the directors and officers of Coinless.

        DENNIS W. SORENSON, age 60, has been the President, Chief Executive Officer and a Director of Coinless since February 1999. Mr. Sorenson resides in Las Vegas, Nevada. He began his career in marketing with Pitney Bowes in 1972. He advanced to Western Regional Manager for Monarch Marketing (a Division of Pitney Bowes). In 1982 he moved to Data Specialties, Inc., as Western Regional Manager. In 1987 he and two associates formed Data Recall as Vice-President of sales. He remained with Data Recall until 1992, when he formed D.S.G., Inc., a full-line distributor of bar coding products and supplies. In 1996 he formed D&J Enterprises Int'l. Inc., a producer of TickeTrak(R) Gaming Devices. In February 1999, he merged DSG and D&J Enterprises with Medical Resources Technologies to form Coinless Systems, Inc. and has served as Chief Executive Officer, President and a Director since the merger.

        DARRYL D. DORSETT, age 67, has been the Chief Financial Officer, Secretary and Treasurer of Coinless since February 1999. Mr. Dorsett resides in Las Vegas, Nevada. From 1960 through 1992 Mr. Dorsett held progressive positions in the corporate financial community including Private Tax and Financial Consulting. In 1992 joined with Dennis Sorenson to form D.S.G., Inc., a California Corporation, and in 1996 to form D&J Enterprises Int'l., Inc. In February 1999, he merged D.S.G. Inc. & D&J Enterprises with Medical Resources Technology to form Coinless Systems, Inc.

       DANIEL WEYKER, age 60, has been a Director of Coinless since February
1999.
Mr. Weyker resides in San Diego, California. He is a graduate of Saint Michaels College and the University of Southern California. From 1965 through 1993, he held progressive management positions until he became Vice-President of Operations at Reagents Applications, Inc. He has held the position of Vice-President of Operations for Applied Biotech, Inc. since early 1998.

        No family relationships exist among directors, executive officers or persons nominated to become such.


SUBSEQUENT EVENT:

Effective February 20, 2003, Mr. Sorenson tendered his voluntary resignation as President, Chief Executive Officer and Chairman of the Board of Directors.


ITEM 11.   EXECUTIVE COMPENSATION

       The following table shows all cash compensation paid by CSI, as well as certain other compensation paid or accrued during fiscal years ended December 31, 2002, 2001, 2001 and 1999 to Coinless' named Executive Officers.


                                ANNUAL  COMPENSATION                                 LONG-TERM COMPENSATION
                                ------  ------------                                 ----------------------
Name &                                                      Other     Restricted            Awards     Payouts
Financial                                                  Annual          Stock           Options/      LTIP       All Other
Position                     Year    Salary $   Bonus $    Compen.        Awards           SAR's ($)   Payouts        Comp.
--------                     ----    --------   -------    -------        ------           ---------   -------        -----
Dennis W. Sorenson           2002    135,510          0           0             0               0              0     19,760
Chief Executive Officer      2001    118,523          0           0   (1) 200,000               0              0     17,335
& President                  2000     27,083          0           0             0               0              0     15,140
                             1999          0          0           0             0               0              0          0

Darryl D. Dorsett            2002    114,562          0           0             0               0              0     10,256
Chief Financial Officer      2001     90,789          0           0   (2) 200,000               0              0      9,363
Secretary & Treasurer        2000      7,916          0           0             0               0              0      8,475
                             1999          0          0           0             0               0              0          0

John Stoll (3)               2002      79,655         0           0             0               0              0     10,200
Vice President/ Sales &
Marketing

(1) Represents the shares of common stock awarded by Board of Directors on March 20, 2001.
(2) Represents the shares of common stock awarded by Board of Directors on March 20, 2001.
(3) Mr. Stoll resigned on October 11, 2001 for personal reasons.

STOCK OPTION PLAN

       In 2001, Coinless adopted a 2001 Consultant Stock Plan. The plan is intended to advance the interests of Coinless by helping it obtain and retain the services of persons providing consultant services. The plan has a term of 10 years. The plan is administered by a Consultant Stock Plan Committee which currently consists of Messrs. Sorenson and Weyker. Coinless has reserved a total of 3,500,000 shares of common stock under the plan. The plan authorizes the committee to issue shares of common stock or options to purchase shares of common stock. Options issued under the plan must have an exercise price of greater than 85% of the market price of the stock.


EMPLOYMENT AGREEMENTS

        On January 1, 2002, Coinless entered into an employment agreement with John Stoll. Under the terms of the agreement, Mr. Stoll is employed as Vice-President of Sales and Marketing. The agreement has a term of 3 years and pays Mr. Stoll a base salary of $100,000. Either party may terminate the agreement with 30 days' notice. If Coinless terminates the agreement without cause, then Mr. Stoll would be entitled to six months' salary. Mr. Stoll is also entitled to a company-owned automobile. The agreement included a hiring incentive of 100,000 shares of common stock, plus an additional option to purchase 300,000 shares of common stock at a strike price of $0.19 per share. The shares will vest on January 1, 2003 and the options vest $100,000 per year starting on January 1, 2004. On October 11, 2002, Mr. Stoll resigned and the issuance of 100,000 shares and options to purchase 300,000 shares terminated on that date.

        On January 1, 1998, Darryl D. Dorsett entered into an employment agreement with D&J Enterprises Int'l. Inc., a company that merged with Coinless in 1999, as the Chief Financial Officer and Vice-President of Administration for D&J Enterprises, Int'l. Inc. Since that time, Coinless and Mr. Dorsett have continued the employment agreement terms for Mr. Dorsett's continued employment with Coinless. Mr. Dorsett's base salary is $95,000 per year and the contract does not expire at any time. In addition, Mr. Dorsett is entitled to an automobile allowance of $700 per month.

        On January 1, 1998, Dennis W. Sorenson entered into an Employment Agreement with D&J Enterprises Int'l. Inc., a company that merged into Coinless in 1999, as the Chief Executive Officer and President for D&J Enterprises, Int'l. Inc. Since that time, Coinless and Mr. Sorenson have continued the employment agreement terms for Mr. Sorenson's continued employment with Coinless. Mr. Sorenson's base salary is $130,000 per year and the contract does not expire at any time. In addition, Mr. Sorenson is entitled to an automobile allowance of $800 per month.

NOTE: Subsequent Event - Effective February 20, 2003, Mr. Sorenson tendered his voluntary resignation as President, Chief Executive Officer and Chairman of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of January 10, 2003, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) the directors, (iii) each executive officer and (iv) all directors and executive officers as a group.


                                                                     COMMON STOCK
                                                                   BENEFICIALLY OWNED
                                                            --------------------------------
NAME/ADDRESS                             TYPE OF SECURITY        NUMBER            PERCENT(1)
-----------------------------------      ----------------    ---------------     --------------

Darryl D. Dorsett                         Common Stock          2,000,000             6.19%
3720 West Oquendo Road, Suite 101
Las Vegas, NV  89119

Dennis W. Sorenson                        Common Stock          4,501,186(3)         13.92%
3720 West Oquendo Road, Suite 101
Las Vegas, NV  89119

Daniel Weyker                             Common Stock          1,330,306(2)          4.11%
3720 West Oquendo Road, Suite 101
Las Vegas, NV  89119

All Officers and Directors as a Group     Common Stock          7,831,492            23.85%

David R. Houston                          Common Stock          1,725,000             5.34%
3720 West Oquendo Road, Suite 101
Las Vegas, NV  89119

Pamela M. Mugica                          Common Stock          2,176,509             6.73%
3720 West Oquendo Road, Suite 101
Las Vegas, NV  89119

Cornell Capital Partners, L.P.            Common Stock          4,168,478(4)         11.59%
101 Hudson Street, Suite 3606
Jersey City, NJ  07302


(1) Applicable percentage of ownership is based on 32,830,771 shares of common stock outstanding as of January 10, 2003, together with securities exercisable or convertible into shares of common stock within 60 days of January 10, 2003 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 10, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Of the total, 800,306 shares of common stock are jointly owned by Diane Weyker and Daniel Weyker, who is currently a director of Coinless.

(3) Of the total, 800,306 shares of common stock are jointly owned by Janice Sorenson and Dennis Sorenson, who is currently the President, CEO and Chairman of the Board.

(4) Includes 1,043,478 shares of common stock and debentures convertible into 3,125,000 shares of common stock at an assumed conversion price of $0.08 per share. All investment decisions of Cornell Capital Partners are made by its general partner, Yorkville Advisors, LLC. Mark Angelo, the managing member of Yorkville Advisors, makes the investment decisions on behalf of Yorkville Advisors. Accordingly, Yorkville Advisors and Mark Angelo are deemed to be the beneficial owners of the common stock held by Cornell Capital Partners.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 21, 2002, the Company issued a Demand Note, with a 6.25% annual rate of interest to Dennis and/or Janice Sorenson in the principal amount of $2,255.00.

       On November 4, 2002, the Company issued a Secured Convertible Promissory Note to David R. Houston, with an annual interest rate of One Hundred Eight per cent (108%) until such time as maker has tendered twelve (12) payments and fifty four percent (54%) during the remainder of the term of this Note and until the principal balance is paid in full. All or any portion of the outstanding balance may be converted at the option of the holder upon 30 days written notice. The per-share price at which any such conversion is effectuated shall be ten cents ($.10) per share. The principal of this Note is Two Hundred Thousand Dollars ($200,000).

        On May 24, 2002, Coinless borrowed $20,000 from Dennis W. Sorenson, President and Chief Executive Officer and Chairman of the Board of Directors. The loan accrues interest at 8.5% per year and is due on demand.

        On May 2, 2002, Coinless borrowed $10,000 from Dennis W. Sorenson, President and Chief Executive Officer and Chairman of the Board of Directors. The loan accrues interest at an annual rate of 8.5% per year and is due on demand.

        In March 2002, we issued 500,000 shares of common stock to Alfred Doi, who was a director of Coinless, until November 8, 2002, for consulting services in connection with the approval cycle of our UVAShield products.

       On March 7, 2002, Coinless borrowed $15,000 from Management Programs, Inc., an entity controlled by Eugene Morphew. Mr. Morphew is the President of Management Programs, Inc. Management Programs, Inc. is a consultant to Coinless pursuant to a Business Consulting Agreement entered into in January 2002. The loan accrues interest at a rate of 8.5% per year and is due on demand.

        On February 20, 2002, Coinless borrowed $11,000 from Dennis W. Sorenson, President, Chief Executive Officer and Chairman of the Board of Coinless. The loan accrues interest at a rate of 8.5% per year and is due on demand.

        On February 5, 2002, Coinless issued 41,667 shares of common stock to John W. Stoll for consulting services. Mr. Stoll was Vise President of Sales and Marketing until October 11, 2002. These shares were valued at $0.20 per share on the date of issuance, or an aggregate of $8,333.34.

        On January 17, 2002, Coinless borrowed $30,000 from Dennis W. Sorenson, President, Chief Executive Officer and Chairman of the Board of Coinless. The loan accrues interest at a rate of 8.5% per year and is due on demand.

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NO.              DESCRIPTION                                    PAGE
-----------              -----------                                    ----
   1          Promissory Note of December 31, 2002                      21-23
   2          Promissory Note of November 4, 2002                       22-28
 99.1         Certifications Pursuant to 18 U.S.C. Section 1350          29



Reports on Form 8-K

We did not file any reports on Form 8-K during the Fourth Quarter 2002.

                                    EXHIBIT 1


                                 PROMISSORY NOTE



$2,255.00                                                      December 21, 2002


For value received, as per the attached Bill of Sale, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Dennis W. and/or Janice Sorenson ("the Payee") located at 1124 Sable Mist Court, Las Vegas, NV 89144 (or at such other place as the Payee may designate in writing) the sum of $2,255.00 with interest from December 21, 2002 on the unpaid principal at a rate of 6.25% interest per annum.

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

Exhibit 1 Continued


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

Executed this 21st day of December 2002 in Las Vegas, Nevada.

Coinless Systems, Inc.



/s/  Darryl D. Dorsett
-----------------------------------
Darryl D. Dorsett
Chief Financial Officer

                               EXHIBIT 1 CONTINUED

                                  BILL OF SALE


       I, Dennis W. Sorenson, hereby sell to Coinless Systems, Inc., a Nevada Corporation, the following office equipment for the prices shown next to each item.



     (1)     Sofa Table                                              $  80.00

     (2)     Square End Table                                           75.00

     (3)     60" round conference Table                                900.00

     (4)     Four (4) Conference Table Chairs @ $75.00 each            300.00

     (5)     Leather Executive Adjustable Chair                        500.00

     (6)     White Refrigerator (standard height)                      200.00

     (7)     Four (4) Drawer Lateral Metal File Cabinet                200.00
                                                                 -------------

             Total Purchase Price                                  $ 2,255.00

Promissory Note to be issued in lieu of cash payment. Note to be convertible to 144R Common Stock at option of holder.

Sold this _____ day of December 2002





                                              /s/ Dennis W. Sorenson
                                              ----------------------------
                                              Dennis W. Sorenson

                                    EXHIBIT 2

                   UNANIMOUS WRITTEN CONSENT OF THE DIRECTORS
                                       OF
                             COINLESS SYSTEMS, INC.

       The undersigned, being all the Directors of Coinless Systems, Inc., a Nevada Corporation (the "Corporation"), hereby authorize, approve, and consent without a meeting to the adoption of the following resolutions effective as of November 4, 2002, pursuant to Section 78.315(2) of the Nevada Revised Statutes.

     RESOLVED: That the officers on behalf of the Corporation may enter into a Promissory Note ("Note") in the amount of Two Hundred Fifty Thousand Dollars ($250,000.00), payable in accordance with the terms and conditions of the note marked EXHIBIT A, and a Security Agreement in accordance with the terms and conditions of the form marked EXHIBIT B.

     RESOLVED FURTHER: That the form, terms and provisions of the form of Common Stock Purchase Warrant, attached hereto as EXHIBIT C (the "Warrant"), to be issued to David R. Houston is hereby approved.

     RESOLVED FURTHER: That the officers and directors of the company are hereby authorized and directed to take such further steps as may be necessary to appropriate to give effect to the foregoing resolutions, including, without limitation, execution of all documents necessary to cause the filing of such securities filings as may be necessary or appropriate with state and federal agencies, and solicitation of approval of the stockholders of the company in accordance with applicable law and the like.

The Secretary of the Corporation is hereby directed to file this Written Consent of the Directors with the record of proceeds of the directors and shareholders of the Corporation. The actions taken hereby shall have the same force and effect as if taken at a meeting of the Board of Directors duly called and constituted pursuant to the laws of the State of Nevada.

                                                BOARD OF DIRECTORS:

                                                /s/ Dennis W. Sorenson
                                                --------------------------------
                                                Dennis W. Sorenson, Chairman

                                                /s/ Daniel Weyker
                                                --------------------------------
                                                Daniel Weyker, Director

                                                /s/ Alfred Doi
                                                --------------------------------
                                                Alfred Doi, Director
ATTEST:

/s/ Darryl D. Dorsett
--------------------------
Corporate Secretary

                               EXHIBIT 2 CONTINUED

       THE SECURITIES REPRESENTED BY THIS INSTRUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE SALE OR DISTRIBUTION THEREOF. THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

                       SECURED CONVERTIBLE PROMISSORY NOTE

$250,000.00                                                    NOVEMBER 4, 2002
                                                               LAS VEGAS, NEVADA

FOR VALUE RECEIVED and pursuant to the terms of this Secured Convertible Promissory Note ("Note"), the undersigned, Coinless Systems, Inc., a Nevada Corporation ("Coinless"), Dennis Sorenson ("Sorenson") and Darryl Dorrsett ("Dorrsett"), together referred to as Maker, jointly and severally promise to pay to the order of David R. Houston, referred to as Lender (the Lender and all subsequent holders of this Note being hereinafter referred to as the "Holder" at ________________________________________, or at such other place as the Holder hereof may designate in writing, the principal sum of Two Hundred Fifty Thousand and no/100 Dollars ($250,000), or so much thereof as shall be outstanding hereunder from time to time together with interest on the unpaid principal amount from time to time outstanding under this Note at the annual rate of (i) one hundred eight percent (108%) (nine percent (9%) per month) until such time as Maker has tendered twelve (12) payments hereunder as set forth below, and
(ii) fifty-four percent (54%) (four and one-half percent (4.5%) per month) during the remainder of the term of this Note and until the principal balance is paid in full.

            The aforesaid principal amount and interest thereon shall be l be due and payable as (i) in twenty-four (24) semi-monthly, installments of interest only beginning November 15, 2002, and thereafter payable on the 15 and 3 day of each month during the term of this Note, (ii) with the remaining principal balance and all then accrued and unpaid interest due and payable in full on demand at any time on or after November , 2003 (the "Maturity Date"). All principal, interest and any other amounts due under this Note shall be payable in lawful money of the United States of America at the place or places above stated.

            Interest hereunder shall be (i) computed on the basis of a year consisting of 365 days; (ii) charged for the actual number of days elapsed within the period for which interest is being charged; (iii) payable in arrears; and (iv) subject to the Minimum Interest described below, charged only on the principal amount of this Note outstanding from time to time.

           The Maker may prepay the principal amount outstanding from time to time hereunder, provided however that in the event that Maker prepays all or any portion of the principal balance of this Note before Maker has paid or become obligated under this Note to pay interest hereunder in the aggregate amount of One Hundred Thirty-five Thousand and no/l00 Dollars ($135,000) (the "Minimum Interest"), Maker shall pay to Holder upon prepayment in full of the principal amount an amount of interest equal to the greater of (a) the excess of the Minimum Interest over the aggregate amount of interest paid to the date of prepayment or (b) the sum of the aggregate amount of interest paid to the date of prepayment and accrued and unpaid interest under this Note to the date of prepayment.

Exhibit 2 Continued

         This Note is secured in accordance with the terms and conditions of (a) a Pledge Agreement executed between Sorenson and Lender of even date, (b) a Pledge Agreement executed between Dorrsett and Lender of even date, (c) a Security Agreement executed between Coinless and Lender of even date, and (d) a Deed of Trust between Sorenson and Lender of even date herewith (together, the "Security Agreements").

The unpaid principal and accrued interest on this Note (the "Outstanding Balance") shall be convertible into Coinless' equity securities as follows:

         (A) All or any portion of the Outstanding Balance may be converted at the option of the Holder upon 30 days written notice to Coinless (which notice requirement may be waived in the discretion of Coinless) into shares of common stock of Coinless at the Conversion Price (as defined below). The Holder may not deliver any notice of conversion under this paragraph if prior to such delivery the Holder has received a prepayment notice from the Maker indicating the intent of Maker to prepay the amounts owing under this Note, provided that prepayment in full (including any Minimum Interest) occurs not more than forty-five (45) days following the Holder's receipt of notice thereof.

         (B) The per share price at which such any such conversion is effectuated (the "Conversion Price") shall be 10cents per share.

         (C) If the conversion of the unpaid balance of principal and accrued interest on this Note would result in the issuance of a fractional share or other unit of securities, Coinless shall issue the next lower whole number of shares or units upon conversion and remit the balance in cash to the Holder. Such conversion shall occur as soon thereafter as possible and in any event not later than thirty (30) days after delivery of the Holder's notice of intent to convert.

         (D) Coinless agrees to comply with the registration obligations contained in Exhibit A attached hereto and made part of this Note.

         In the event of any default by the Maker hereunder or under any of the Security Agreements (which defaults shall also constitute a default under this Note), the Holder may, at its option and in accordance with the terms of the Security Agreements or any of them and in addition to any other remedies to which it may be entitled, declare the total unpaid principal balance of the indebtedness evidenced hereby, together with all accrued but unpaid interest thereon, including as applicable any Minimum Interest, and all other sums owing hereunder or under the Security Agreements, immediately due and payable. Maker acknowledges that late payment to Holder will cause Holder to incur costs not contemplated by this loan. Such costs include, without limitation, processing and accounting charges. Therefore, if any installment is not received by Holder when due, or within TEN (10) days thereafter, Maker shall pay to Holder an additional sum equal to SIX PERCENT (6%) of the overdue amount as a late charge. The parties agree that this late charge represents a reasonable sum considering all of the

Exhibit 2 Continued

circumstances existing on the date of this Note and represents a fair and reasonable estimate of the costs that Holder will incur by reason of late payment. Acceptance of any late charge shall not constitute a waiver of the default with respect to the overdue amount, and shall not prevent Holder from exercising any of the other rights and remedies available to Holder.

All agreements between the Maker and the Holder are expressly limited so that in no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof,

acceleration of maturity of the unpaid principal balance hereof, or otherwise, shall the amount paid or agreed to be paid to the Holder for the use, forbearance or detention of the money to be advanced hereunder exceed the highest lawful rate permissible under applicable usury laws. If, from any circumstances whatsoever, fulfillment of any provision hereof or of the Security Agreements shall involve transcending the limit of validity prescribed by any law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and, if from any circumstance the Holder shall ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance due hereunder and not to the payment of interest. This provision shall control every other provision of all agreements between the Maker and the Holder.

Time is of the essence in this Note.

The Maker and all sureties, endorsers, guarantors and all other parties now or hereafter liable for the payment of this Note, in whole or in part, hereby severally waive presentment for payment, demand and protest and notice of protest, acceleration, or dishonor and non-payment of this Note, and expressly consent to any extension of time of payment hereof or of any installment hereof, to the release of any party liable for this obligation, to the release, change or modification of any pledged collateral under the Security Agreements, and any such extension, modification or release may be made without notice to any of said parties and without in any way affecting or discharging this liability.

No single or partial exercise of any power hereunder or under the Security Agreements shall preclude other or further exercise thereof or the exercise of any other power. The Holder shall at all times have the right to proceed against any portions of any pledged collateral in such order and in such manner as the Holder may deem fit, without waiving any rights with respect to any other security. No delay or omission on the part of the Holder in exercising any right or remedy hereunder or the acceptance of one or more installments from any person after a default hereunder or under the Security Agreements shall operate as a waiver of such right or remedy or of any other right or remedy under this Note nor as a waiver of such right or remedy in connection with any future default.

Exhibit 2 Continued


In the event any one or more of the provisions contained in this Note shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note, but this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

This Note and all transactions hereunder or evidenced herein shall be governed by, and construed and enforced in accordance with, the internal laws of the State of Nevada.

       IN WITNESS WHEREOF, the Maker has executed this Note on the date first above written.



COINLESS SYSTEMS, INC.
A Nevada Corporation                                 /s/  Dennis Sorenson
                                                     --------------------------


By: /s/ Dennis Sorenson                              /s/  Darryl Dorrsett
    -------------------------                        ---------------------------
Its   President

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           COINLESS SYTEMS, INC.

Date:  April 15, 2003                       By: /s/ Darryl D. Dorsett
                                               -----------------------------
                                               Name: Darryl D. Dorsett
                                               Title: Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April , 2003.


Name                                       Title
/s/ Michael Saunders                       Chief Executive Officer and President
----------------------------


/s/ Daniel Weyker                          Director
----------------------------