Form 10QSB
period 2003-03-31
COINLESS SYSTEMS INC
filed 2003-05-15
CIK 1074507

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

       (__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period ___________ to _________________

                         COMMISSION FILE NUMBER 0-25127

                             COINLESS SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                         91-1715373
---------------------------------             ----------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of Incorporation or organization)

               5333 South Arville, Suite 209, Las Vegas, NV 89118
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 248-1429
                           (Issuer's telephone number)

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

                                           Yes _X__      No _____

As of May 12, 2003, the Company had approximately 39,456,771 shares of its $.0001 par value common stock issued and outstanding.

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

                       COINLESS SYSTEMS, INC. & SUBSIDIARY
                         Quarterly Report on Form 10QSB
                         For the Quarterly Period Ended
                                 March 31, 2003

                                      INDEX

                                                                            Page
Part I   Financial Information:

         Item 1.  Financial Statements (unaudited)
                  Consolidated Balance Sheet at March 31, 2003                 4

                  Consolidated Statements of Operation
                  Three Months ended March 31, 2003 and 2002                   6

                  Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2003 and 2002                   7

                  Notes to unaudited consolidated Financial Statements         8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10

         Item 3.  Controls and Procedures                                     13

Part II  Other Information

         Item 1.  Legal Proceedings                                           13

         Item 2.  Changes in Securities and Stockholders' Deficit             14

         Item 3.  Defaults upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5.  Other Information                                           15

         Exhibits & Reports on Form 8K                                        15

         Certifications                                                       16

         Signatures                                                           18

                       COINLESS SYSTEMS, INC. & SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2003
                                    Unaudited

Assets
     Current Assets
       Cash                                                                   0
       Accounts Receivable                                                5,604
       Inventory                                                         22,523
       Prepaid Expenses                                                     652
                                                                     -----------
         Total Current Assets                                            28,779

     Property & Equipment, Net of Accumulated
     depreciation of $159,188                                            92,008

     Intangible and Other Assets                                         44,130
                                                                     -----------

         Total Assets                                                   164,917
                                                                     ===========

Liabilities & Stockholders' Deficit
     Current Liabilities
       Accounts Payable & Other Accrued Expenses                        315,211
       Cash Overdraft                                                     2,536
       Accrued Payroll                                                  133,134
       Payroll & Sales Tax Payable                                      728,957
       Notes Payable Due to Third Parties, Current Portion              124,673
       Notes Payable Due on Demand, Related Parties                     262,870
       Capital Lease Obligations, Current Portion                        33,795
       Net Current Liabilities of Discontinued Operations               227,108
                                                                     -----------

         Total Current Liabilities                                    1,828,284

Long-Term Debt
     Notes Payable due to Third Parties                                 250,000
     Capital Lease Obligations                                           28,471
                                                                     -----------
                                                                        278,471
         Total Liabilities                                           $2,106,755
                                                                     ===========

See Notes to Financial Statements

                       COINLESS SYSTEMS, INC. & SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2003
                                    Unaudited

(continued)

Stockholders' Deficit
     Common Stock, $0.001 per value; 75,000,000
     Shares Authorized 39,455,771 shares issued and outstanding   $     39,456
     Paid-In Capital                                                 6,063,350
     Stock Subscription Receivable, Net of allowance
     for loan loss of $129,319                                        (200,000)
     Unamortized Expenses (Contra-Equity)                                    0
     Accumulated Deficit                                            (7,844,644)
                                                                     1,941,838
                                                                  -------------
         Total Liabilities & Stockholders' Deficit                     164,917
                                                                  =============

See Notes to Financial Statements

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                    For Quarters Ending March 31, 2003 & 2002
                                    Unaudited

                                                     THREE MONTHS PERIOD
                                                     -------------------
                                                   ENDED                  ENDED
                                                MAR 31, 2003        MAR 31, 2002
                                                ------------        ------------
Sales                                           $          0       $          0

Cost of Sales                                              0                  0

Gross Profit (Deficit)                                     0                  0

Operating Expenses                                  (197,166)          (360,062)

Operating Loss                                      (197,166)          (360,062)

Other Income (Expenses)
  Interest and Other Income                                0              7,697
  Interest Expense                                  (125,369)           (23,244)
                                                -------------      -------------

    Total Other Income (Expense                     (125,369)           (15,547)
                                                -------------      -------------

(Loss) from Continuing Operations before Tax        (322,535)          (375,609)
Provision for Income Taxes                                 0                  0
                                                -------------      -------------
(Loss from Continuing Operations)                   (322,535           (375,609)

Income (Loss) from Discontinued Operations                 0             65,865
                                                -------------      -------------

(Loss) Before Extraordinary Gain                    (322,535)          (309,744)

Extraordinary Gain on Extinguishment
of  Debt, Net of Applicable Taxes of $0               11,676                  0
                                                -------------      -------------

Net (Loss)                                          (310,859)          (309,744)
                                                =============      =============

Per Share of Common Stock:
(Loss) From Continuing Operations                    ($0.008)            ($0.01)
Income (Loss) From Discontinued Operations                 0                  0
Extraordinary Item, Net                                    0                  0
                                                -------------      -------------
Net Loss-Basic and Diluted

Weighted Average Number of Shares                 39,456,771         29,945,902

See Notes to Financial Statements


                                COINLESS SYSTEMS, INC. AND SUBSIDIARY
                                 Consolidated Statement of Cash Flow
                                              Unaudited

For the Period Ended March 31,                                      2003            2002
                                                                    ----            ----
     Cash Flow from Operating Activities:
     Net Loss                                                    $(322,535)      $(375,549)
     Less:  Income (Loss) from Discontinued Operations                   0          65,865
       Extraordinary Gain on Extinguishment of Debt                 11,676               0
                                                                 ----------      ----------
     (Loss) from Continuing Operations                            (310,859)       (309,744)

Adjustments to Reconcile Net (Loss) to Net
Cash (used in) Operating Activities:
     Depreciation and Amortization                                  12,744          13,561
     Stock for Services                                                  0         245,214
     Amortization of Non-Cash Expenses                              24,557               0
     Gain on Sale of Assets                                              0               0
     Impairment of Stock Subscription in Receivable                129,319               0
     Settlement Loss                                                     0               0
     (Increase) Decrease in:
     Accounts Receivable                                             2,527         (12,704)
     Inventorey                                                          0         412,728
     Deposits and Others                                             5,078         (59,973)
     Intangible Assets                                               2,190          41,928
     Accounts payable and Accrued Expenses                         (11,799)       (141,825)
     Other Liabilities                                              10,679               0
                                                                 ----------      ----------
Net Cash (used in) Operating Activities from
Continuing Operations                                             (135,564)        189,185

Cash Flow from Investing Activities:
     Decrease in Loans Receivable                                        0          (2,697)

Cash Flow from Financing Activities:
     Proceeds from issuing of Common Stock                          54,501          47,760
     Increase from Notes Payable to Related Parties                  4,400               0
     Increase from Notes Payable to Third Parties                   84,651               0
     Decrease in Notes Payable - Related Parties                         0        (193,865)
     Net (repayments) to Capital Leases                             (8,226)         (7,131)
                                                                 ----------      ----------
     Net Cash Provided by Financing Activities
     From Continuing Operations                                    135,326        (153,236)
                                                                 ----------      ----------
     Net Cash (used in) Continuing Operations                         (238)        (32,613)
     Net Cash Provided by (used in) Discontinued Operations              0          65,865

     Net Increase (Decrease) in Cash                                  (238)         33,252
     Cash Balance Beginning of Period                               (2,298)        (35,550)
     Cash Balance at End of Period                                  (2,536)         (2.298)
                                                                 ----------      ----------

     Supplemental Disclosure                                        28,605           7,145
     Taxes Paid                                                          0               0


See Notes to Financial Statements

                      COINLESS SYSTEMS, INC. AND SUBSIDIARY
             (NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the three months ended March 31, 2003 and March 31, 2002 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods

Certain information and footnote disclosures normally included in financial statements, in accordance with generally accepted accounting principles, have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10KSB for the preceding fiscal year.

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

INTERIM PERIODS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

                     COINLESS SYSTEMS, INC. AND SUBSIDIARIES
              (NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT)

NOTE 2 - RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental Cash Flow Information            Three Months Ending
                                                          March 31, 2003
         Cash paid for:
           Interest                                         $ 28,605.

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

NOTE 6- STOCK OPTIONS

The company currently has no Stock Options Outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

The Securities and Exchange Commission made the Coinless Systems' SB-2 Registration effective on February 12, 2003and the Company was able to draw its first funds from the Equity Line Agreement.

On February 19, 2003, Coinless Systems drew its first funds from the Cornell Capital Partners' Equity Line Agreement, in the amount of $175,000. This amount was greater than the contractual advance limitation of $75,000 per week, so a promissory note was used to draw the larger amount of funds (refer to Exhibit
B). Due to heavy volume trading, the Company's stock price has dropped to below the $.01 range and makes it impossible to draw further funds from Cornell Capital Partners.

On February 20, 2003, Dennis W. Sorenson resigned as Chairman of The Board; C.E.O. and President. Upon the Board of Directors' acceptance of Mr. Sorenson's Resignation, the following persons were nominated and accepted Board seats; Darryl D. Dorsett, currently C.F.O., was appointed Chairman of The Board; David
R. Houston, Esq. A twenty-five year veteran Litigation Attorney; Michael Saunders, the original inventor of Coinless Systems, Inc.'s gaming patents, and Dr. Rolf Carlson, a Senior Cryptographist at Sandia National Laboratories. Daniel Weyker remains as a Board Member. Also, the Board approved a management agreement with Legal iGaming, Inc. whereby Mr. Saunders, would act as Interim President.

Current Management has taken drastic measures to cut operating overhead. A relocation of corporate offices has taken place at a savings of approximately fifteen thousand ($15,000) dollars per month. All reoccurring expenses are being evaluated for cost cutting, including the early termination of motor vehicles and office equipment leases.

Management has analyzed the Company's revenue models and has determined that ticket sales are not a viable primary revenue source and sales of tickets alone cannot generate revenues sufficient to offset the costs of generating this revenue. Management has taken steps to eliminated overhead costs and negative gross margins associated with the ticket printing product line.

A reintroduction of the Company's scan-after-print technology through current management contacts has lead to current negotiations with a slot manufacturer for the immediate application of the Coinless Systems' `832' scan-after-print technology. If successful the sales generated from this agreement will be the Company's first actual revenues from its patented technology.

Additionally, a license agreement is being prepared with a gaming technology company to utilize the patented technology. Management is continuing efforts to persuade slot ticket printer manufactures to include the Company's patented technology in coinless gaming ticket printing devices.

RESULTS OF OPERATIONS

Three months Ended March 31, 2003 Compared to March 31, 2002.

SALES. There were no revenues from continuing operations for either comparable period.

OPERATING EXPENSES. Operating expenses from continuing operations decreased $162,896 or 45.2% to $197,166 for the three months ended March 31, 2003 compared to $360,062 in the comparable period of the prior year. The decrease is due primarily to a reduction of professional and legal fees of $102,932 and a reduction of salaries of $53,047. Other expenses decreasing this period were taxes by $13,544; marketing expenses $1,898; stock related expenses $1,896; rent $1,704, and depreciation/ amortization expense $817. This decrease was offset by an increase in administrative expenses of $12,942.

During the period ending March 31, 2003, operating expenses from continuing operations, consisted of marketing expenses of $8,716; administrative expenses of $31,394; employee compensation of $45,884; insurance expense of $5,647; rent $21,540; professional fees $65,540; taxes $4,776; stock related expenses $925 and depreciation/amortization of $12,744.

LOSS FROM OPERATIONS. The loss from continuing operations decreased by $162,896., or 45.2% to $197,166 in this period compared to $360,062 for the comparable period in the prior year. The decrease resulted from the reasons detailed above.

INTEREST AND OTHER INCOME. Interest and other income decreased $7,697 to $0 for the current period from $7,697 for the comparable period in the prior year.

INTEREST EXPENSE. Interest Expense increased $102,125, or 439.4% to $125,369 in the current period from $23,244 in the comparable period in the prior year. This increase relates to borrowing operating funds at unusually high interest rates.

NET PROFIT FROM DISCONTINUED OPERATIONS. During the three months ended March 31, 2003, we had no net profit from discontinued operations compared to a net profit of $65,865 for the comparable period the prior year.

EXTRAORDINARY GAIN. We had a gain on extinguishments of Debt, net of applicable taxes of $0 of $11,676 compared to $0 gain in the comparable period last year.

NET LOSS. Net loss increased overall by $1,115 to $310,859 in the period ended March 31, 2003 from $309,744 in the comparable period in the prior year. Although we made great strides in reducing overall operating expenses, the high rate of interest paid for borrowed working capital eliminated these expense reductions.

LIQUIDITY AND CAPITAL RESOURCES. The primary source of financing for Coinless Systems has been through the issuance of common stock and debt.

On February 2003, the Company entered into a 5% Equity Line of Credit for Five Million ($5,000,000) dollars with a term of twenty-four (24) months was entered into with Cornell Capital Partners LLP. Previously CSI had issued a 5% Debenture to Cornell for the amount of Two Hundred - Fifty Thousand ($250,000.) dollars and a term of twenty-four (24) months. Payment terms for the debenture were optional, for the investor convertible into common stock or for Coinless Systems to pay principal and accrued interest in full. The company is contractual obligated to sell registered common stock based on a discount of the lowest bid price of the first five consecutive trading days after the request for an advance of funds. After determining the bid price, the issue price is ninety-seven percent of the established price.

The Security Exchange Commission on February 12, 2003 made effective Coinless Systems' SB-2 Registration. This registration registered 41,880,436 shares of common stock.

On February 19, 2003, the Company drew its first funds from the Equity Line Agreement, the amount of draw was $175,000. This amount was greater than the advance limitation of $75,000 per week, so a promissory note was used to draw the larger amount of funds (refer to Exhibit B).

The 41,880,436 registered shares were estimated to have a sales value of $2,512,826 or $0.06 per share, when the registration was effective. Using historical figures developed since March 3, Coinless Systems will need approximately 33,233,907 shares to repay the promissory note of $175,000 (excluding additional shares needed for accrued interest); 1,086,956 shares for the commitment fees and approximately 60,625,000 shares for the 5% Convertible Debenture (excluding shares needed for accrued interest). The Company will need approximately 94,950,863 shares of common stock to meet the obligations under these agreements and will not be able to draw any additional funds. Due to high volume trading before the Effective date of Coinless Systems' Registration and continuing high volume trading, the market price has dropped into the one-cent range.

At this time, Coinless Systems is authorized to issue 75,000,000 shares of its common stock. Currently the Company has issued and outstanding (excluding any stock issued and applied to the Cornell obligations) 31,743,815, this leaves available for issuance 43,256,185 shares. To meet the Cornell obligations and to have stock available for future financing and acquisitions, it will be necessary to increase the number of authorized shares.

The Company also has other short-termed and long-termed notes which need to be serviced and there is currently insufficient cash flow to pay these debts.

The financial statements are presented on the basis that Coinless will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in a normal course of business over a reasonable length of time. As shown in the accompanying financial statements, Coinless has incurred a net loss of $322,533, $1,851,907 and $2,461.664, excluding extraordinary gain for the current period and years ended December 32, 2002 and 2001.

Coinless Systems' current liabilities exceed its current assets by $1,799,505 and its total liabilities exceed its total assets by $1,941,838.

The accumulated operating deficit for four years of operations is $7,877,644.

In the near term, the Company expects operating costs to be drastically reduced, but continue to exceed funds generated from operations. As a result, the Company will incur operating losses and may not have enough working capital to grow its business. The Company can give no assurances that it will achieve profitability or be capable of sustaining operations.

ITEM 3 - CONTROLS AND PROCEDURES.

During the quarter ended March 31, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represents our expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," or "expects," used in our press releases and periodic reports on Form 10-KSB 10-QSB filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-KSB or the year ended December 31, 2002. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II     OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS:

Complaint filed on January 31, 2002 by Breakout Investment Marketing LLC, an Arizona Limited Liability Company, alleging breach of contract. CSI is represented by Mohr, Hackett, Pederson, Blakley & Randolph, P.C. of Phoenix, AZ. Currently awaiting settlement hearing date.

Management knows of no other pending legal matters.

ITEM 2   CHANGES IN SECURITIES AND STOCKHOLDERS DEFICIT:

For Quarter Ended March 31, 2003
------------------------------------------------------------------------------------------------------------------------

                                                                       (Contra-Equity)
                                                                   Note
                               Common Stock                      Receivable
                           --------------------      Paid-In     for Stock      Unamortized    Accumulated
                            Shares       Amount      Capital    Subscription      Expenses       Deficit       Total
                            ------       ------      -------    ------------      --------       -------       -----
Balance at 12/31/01       28,224,488   $ 28,224    $ 4,990,962  $  (328,692)     $(157,224)  $ (5,685,870)  $(1,152,600)

Received from stock
subscriptions                                                        15,000                                      15,000

Convert Interest
Receivable Stock
subscription receivable                                            (15,627)                                     (15,627)

Impairment of stock
Subscription receivable                                             129,319                                     129,319

Amortization of
Non-Cash expenses                                                                  425,925                      425,925

Issuance of stocks
For services               2,567,805      2,567        452,085                    (293,258)                     161,394

Issuance of stocks for
Equity line of credit
Commitment                 1,043,478      1,044        238,956                                                  240,000

Issuance of Stocks
For Cash                     980,000        980        120,020                                                  121,000

Issuance of Stocks
For Debt                      15,000         15          2,985                                                    3,000

Net (Loss)                                                                                     (1,847,915)   (1,847,915)
                          ----------------------------------------------------------------------------------------------

Balance at 12/31/02       32,830,771   $ 32,830    $ 5,805,008  $ (200,000)      $ (24,557)  $ (7,533,785) $ (1,920,504)
                          ==============================================================================================

Amortization of
Non-Cash Expenses                                                                $  24,557                       24,557

Forgiveness of Debt                                    214,467                                                  214,467

Issuance of Stock
For Debt                   6,626,000      6,626         47,875                                                   54,501

Net (Loss)                                                                                       (310,859)     (310,859)
                          ----------------------------------------------------------------------------------------------

Balance at 3/31/03        39,456,771   $ 39,456    $ 6,063,350  $ (200,000)      $       0   $ (7,844,644) $ (1,941,838)
                          ==============================================================================================

ITEM 3   DEFAULTSUPON SENIOR SECURITIES:

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5   OTHER INFORMATION:

Certain Relationships and Related Transactions:

On February 3, 2003, Company issued a demand Note with an 6.5% annual rate of interest to Dennis & Janice Sorenson, in the principal amount of $4,400.

On February 20, 2003, Company issued a promissory Note to Cornell Capital Partners, with an annual interest rate of Twenty-Four (24) per cent. Note was to be repaid in weekly stock issues in principal amounts of $17,500.00 per week starting week of March 3, 2003 and each week thereafter for nine (9) weeks. Shares to be issued based on the average bid price of the five (5) consecutive trading days after the Advance Notice date less a discount of three (3) percent.

On February 20, 2003, Dennis W. Sorenson resigned as Chairman of the Board, C.E.O. and President. His resignation was caused by an agreement made with individuals involved in a financial arrangement outside Coinless Systems, Inc. However, part of this arrangement was that Mr. Sorenson would forgive all indebtedness that Coinless Systems, Inc. owed him. The indebtedness of CSI to Mr. Sorenson on the effective date of resignation was $214,466.78.

The financial records of CSI have been adjusted for this amount of forgiveness. Stockholders' Equity has been credited for this forgiveness.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

              Exhibit A        Promissory Note
              Exhibit B        Promissory Note
              Exhibit C        Management Service Agreement
              Exhibit 99.1
              Form 8-K

SECTION 302 CERTIFICATION

Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted),

I, Darryl D. Dorsett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coinless Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                                      /S/ DARRYL D. DORSETT
                                                      ---------------------
                                                      Darryl D. Dorsett
                                                      Chief Financial Officer

SECTION 302 CERTIFICATION

Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted),

I, Michael Saunders, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coinless Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                                            /S/ MICHAEL SAUNDERS
                                                            --------------------
                                                            Michael Saunders
                                                            Interim President

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the Registrar caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            COINLESS SYSTEMS, INC.
                                            ----------------------
                                                   Registrant

                                            By:   /S/  DARRYL D. DORSETT
                                                  ----------------------
                                                  Darryl D. Dorsett
                                            Its:  Chief Financial Officer,
                                                  Chairman & Corporate Secretary

DATE:   May 13, 2003

/S/ MICHAEL SAUNDERS
--------------------
Michael Saunders
Interim President
/Director

                                    EXHIBIT A

                                 PROMISSORY NOTE

$4,400                                                          February 3, 2003

For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Dennis W. and/or Janice Sorenson ("the Payee") located at 1124 Sable Mist Court, Las Vegas, NV 89144 (or at such other place as the Payee may designate in writing) the sum of $4,400.00 with interest from February 3, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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

(Promissory Note Continued)

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

Signed this 3rd day of February 2003 in Las Vegas, Nevada.

PROMISOR
Coinless Systems, Inc.

By:   /S/  DARRYL D. DORSETT
    ----------------------------
       Darryl D. Dorsett
       Chief Financial Officer

                                    EXHIBIT B
                       Copy of Note From Cornell Partners

                                 PROMISSORY NOTE

FEBRUARY 19, 2003

JERSEY CITY, NEW JERSEY                                               175,000.00

FOR VALUE RECEIVED, the undersigned, COINLESS SYSTEMS INC., a Utah corporation (the "COMPANY"), promises to pay CORNELL CAPITAL PARTNERS, LP (the "HOLDER") at 101 Hudson Street, Suite 3606, Jersey City, New Jersey 07302 or other address as the Holder shall specify in writing, the principal sum of ONE HUNDRED SEVENTY FIVE THOUSAND (U.S.) DOLLARS AND 00/100 ($175,000.00) and will be payable pursuant to the following terms:

1. AMOUNT OF NOTE. The face amount of this Promissory Note (this "Note") shall be payable out of the net proceeds to be received by the Company under that certain Equity Line of Credit Agreement (the "Equity Line of Credit Agreement") dated as February 2003 between the Company and the Holder, PROVIDED that all amounts due under this Note shall be paid in full within seventy nine (79) calendar days of the date hereof The Company agrees to escrow ten (10) requests for advances under the Equity Line of Credit Agreement in an amount not less than SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS ($17,500), (individually referred to as "Advance Notice" collectively referred to "Advance Notices") as well as THREE MILLION (3,000,000) of shares of the Company's Common Stock as required under Section 2.2(c) of the Equity Line of Credit Agreement. The Advance Notices and the shares of the Company's Common Stock will be held in escrow by the law firm of Butler Gonzalez LLP, which shall release such requests to the Holder every seven (7) calendar days commencing on March 3, 2003. The Holder may at its sole discretion retain and apply the net proceeds of each advance (after deducting any fees owed to the Holder under the terms of the Equity Line of Credit) to the outstanding balance of this Note as existing from time to time. If this Note is not paid in full when due, the outstanding principal owed hereunder shall be due and payable in full together with interest thereon at the rate of twenty-four percent (24%) per annum or the highest permitted by applicable law, if lower.

2. WAIVER AND CONSENT. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. COSTS, INDEMNITIES AND EXPENSES. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation, collecting upon any judgments and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. EVENT OF DEFAULT. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "EVENT OF DEFAULT" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

5. MAXIMUM INTEREST RATE. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by New Jersey law. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. CANCELLATION OF NOTE. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. SEVERABILITY. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

8. AMENDMENT AND WAIVER. This Note may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. SUCCESSORS. Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. ASSIGNMENT. This Note shall not be directly or indirectly assignable or delegable by the Company. The Holder may assign this Note as long as such assignment complies with the Securities Act of 1933, as amended.

11. NO STRICT CONSTRUCTION. The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. FURTHER ASSURANCES. Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. NOTICES, CONSENTS, ETC. Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to Company:                            Coinless Systems Inc.
                                          3720 West Oquendo Road - Suite 101
                                          Las Vegas, Nevada 89118
                                          Attention:  Darryl D. Dorsett
                                          Telephone:  (702) 891-9195
                                          Facsimile:  (702) 891-9266

With Copy to:                             Kirkpatrick & Lockhart LLP
                                          201 South Biscayne Blvd. - Suite 2000
                                          Miami, FL 33131-2399
                                          Attention:  Clayton E. Parker, Esq.
                                          Telephone:  (305) 539-3300
                                          Facsimile:  (305) 358-7095

If to the Company:                        Cornell Capital Partners, L.P.
                                          101 Hudson Street, Suite 3606
                                          Jersey City, NJ 07302
                                          Attention:  Mark A. Angelo
                                          Telephone:  (201) 324-1619
                                          Facsimile:  (201) 324-1447
or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. REMEDIES, OTHER OBLIGATIONS, BREACHES AND INJUNCTIVE RELIEF. The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. GOVERNING LAW; JURISDICTION. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of New Jersey, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of New Jersey or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of New Jersey. Each party hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in Essex County, New Jersey, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. NO INCONSISTENT AGREEMENTS. None of the parties hereto will hereafter enter into any agreement, which is inconsistent with the rights granted to the parties in this Note.

17. THIRD PARTIES. Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. WAIVER OF JURY TRIAL. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.

20. ENTIRE AGREEMENT. This Note (including the recitals hereto) and the Equity Line of Credit Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

                              [SIGNATURE TO FOLLOW]

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MARCH 3, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 3RD day of MARCH, 2003 .

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MARCH 10, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 10TH day of MARCH, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MARCH 17, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 17TH day of MARCH, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MARCH 24, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 24TH day of MARCH, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MARCH 31, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 31ST day of MARCH, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated APRIL 7, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 7TH day of APRIL, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated APRIL 14, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 14TH day of APRIL, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated APRIL 21, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 21ST day of APRIL, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE

                              COINLESS SYSTEMS INC.

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated APRIL 28, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 28ST day of APRIL, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                      ADVANCE NOTICE/COMPLIANCE CERTIFICATE
                      -------------------------------------

                              COINLESS SYSTEMS INC.
                              ---------------------

The undersigned, DARRYL D. DORSETT, hereby certifies, with respect to the sale of shares of Common Stock of Coinless Systems inc., (the "COMPANY"), issuable in connection with this Advance Notice and Compliance Certificate dated MAY 5, 2003 (the "NOTICE"), delivered pursuant to the Equity Line of Credit Agreement (the "AGREEMENT"), as follows:

1. The undersigned is the duly elected Chief Financial Officer of the Company.

2. There are no fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post effective amendment to the Registration Statement.

3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Advance Date related to the Notice and has complied in all material respects with all obligations and conditions contained in the Agreement.

4. The Advance requested is $ 17,500.00 (SEVENTEEN THOUSAND FIVE HUNDRED DOLLARS). The undersigned has executed this Certificate this 5TH day of MAY, 2003.

                                             COINLESS SYSTEMS INC.

                                             By:/S/  DARRYL D. DORSETT
                                                -----------------------
                                             Name:  Darryl D. Dorsett
                                             Title: Chief Financial Officer

                                    EXHIBIT C
                                    ---------

                          MANAGEMENT SERVICE AGREEMENT
                          ----------------------------

This Management Service Agreement (this "Agreement") is entered into as of February 24, 2003; by and between Coinless Systems, Inc. (the "Company"), and Legal iGaming, Inc. ("LIG").

                                    RECITALS

WHEREAS, the Company recognizes that LIG's personnel possess special knowledge and expertise with respect to the Company's business which knowledge and expertise is vital to the Company in connection with the growth of its business; and WHEREAS, the Company desires to ensure to itself the availability of Michael Saunders (president of Legal iGaming, Inc.) and other LIG personnel's knowledge and expertise; and WHEREAS, Saunders and LIG desire to provide the services described herein to the Company on the terms and conditions provided herein. WHEREAS, the Company is willing to engage LIG as an independent contractor, and not as an employee, on the terms and conditions set forth herein.

                                    AGREEMENT

In consideration of the foregoing and of the mutual promises set forth herein, and intending to be legally bound, the parties hereto agree as follows:

         1. ENGAGEMENT. The Company hereby engages LIG to render, as an independent contractor, the consulting services described in herein and such other services as may be agreed to in writing by the Company and LIG from time to time.

                  (a) During the Term of this agreement, LIG shall cause Mr. Saunders to and Mr. Saunders shall, pursuant to the direction of the Board of Directors, have the power, duty and right to (i) act as the Company's interim president, (ii) coordinate the strategic planning and capital formation efforts of the Company, (iii) sit on the Company's management committee (or any committee exercising similar authority) and attend any meeting thereof, and (iv) perform any and all other duties or services for the Company as may be assigned by the Board of Directors in order to implement and further the goals of the Company and the Company's business plans as approved by the Board of Directors. Mr. Saunders shall report directly to the Board of Directors. Mr. Saunders shall cause LIG personnel to assist Mr. Saunders in accordance with his instructions in performing the services to be performed by LIG or Mr. Saunders under this Agreement.

                  (b) LIG will perform services for the Company under this Agreement in which Mr. Saunders is required to perform to duties of interim president of the Company. Mr. Saunders and the Company agree to schedule Mr. Saunders' time giving due regard to the needs of the Company and other business demands of LIG. Mr. Saunders shall undertake reasonable travel to such locations and for such reasonable periods of time as shall be required to perform the services hereunder provided that travel shall be scheduled with reasonable regard to the other business demands on Mr. Saunders 's time. For the purposes of determining the amount of time spent by Mr. Saunders under this Agreement, any travel time shall be considered time during which services are being performed under this Agreement.

Management Service Agreement Continued

                  (c) The Company shall provide Mr. Saunders and other LIG personnel under this Agreement the use of corporate assets including an automobile currently leased by the Company and other reasonable corporate assets to assist Mr. Saunders in provide the services of interim president.

                  (d) The Company shall provide LIG with a suitable office at its principal office.

         2. TERM. This Agreement will commence on the date first written above, and unless modified by the mutual written agreement of the parties, shall continue until terminated by either parties. The Company or LIG may terminate this Agreement upon 15 days written notice.

         3. COMPENSATION.

                  (a) The Company shall pay LIG for the services performed by Mr. Saunders and other LIG personnel under this Agreement a fee at the monthly rate of $12,750 (the "Management Fee"). The Management Fee shall be paid in bi-monthly installments of $6,375 payable on the fifteenth (15th) and last day of each calendar month.

                  (b) The Company shall reimburse out of pocket expenses incurred by LIG that are authorized by the Company in advance in writing to LIG.

         4. CONFIDENTIALITY AGREEMENT. The Company and LIG are simultaneously executing a Confidentiality Agreement in the form of Exhibit A (the " Confidentiality Agreement "). The obligations under the Confidentiality Agreement shall survive termination of this Agreement for any reason.

         5. INTERFERENCE WITH THE COMPANY'S BUSINESS.Notwithstanding any other provision of this Agreement, and to the fullest extent permitted by law, for a period of one year after termination of this Agreement, LIG shall not, directly or indirectly, solicit any clients or customers of the Company. LIG agrees that such solicitation would necessarily involve disclosure or use of confidential information in breach of the Confidential Information and Invention Assignment Agreement.

         6. REPRESENTATIONS AND WARRANTIES. LIG represents and warrants (i) that LIG has no obligations, legal or otherwise, inconsistent with the terms of this Agreement or with LIG's undertaking this relationship with the Company, (ii) that the performance of the services called for by this Agreement do not and will not violate any applicable law, rule or regulation or any proprietary or other right of any third party, (iii) that LIG will not use in the performance of his responsibilities under this Agreement any confidential information or trade secrets of any other person or entity and (iv) that LIG has not entered into or will enter into any agreement (whether oral or written) in conflict with this Agreement.

         7. INDEMNIFICATION. The Company hereby indemnifies and agrees to defend and hold harmless the LIG from and against any and all claims, demands and actions, and any liabilities, damages or expenses resulting therefrom, including court costs and reasonable attorneys' fees, arising out of or relating to the services performed by LIG under this Agreement or the representations and warranties made by LIG pursuant to paragraph 6 hereof. LIG's obligations under this paragraph 7 hereof shall survive the termination, for any reason, of this Agreement.

         8. ATTORNEY'S FEES. Should either party hereto, or any heir, personal representative, successor or assign of either party hereto, resort to litigation to enforce this Agreement, the party or parties prevailing in such litigation shall be entitled, in addition to such other relief as may be granted, to recover its or their reasonable attorneys' fees and costs in such litigation from the party or parties against whom enforcement was sought.

         9. ENTIRE AGREEMENT. This Agreement contains the entire understanding and agreement between the parties hereto with respect to its subject matter and supersedes any prior or contemporaneous written or oral agreements, representations or warranties between them respecting the subject matter hereof.

         10. AMENDMENT. This Agreement may be amended only by a writing signed by LIG and by a representative of the Company duly authorized.

         11. SEVERABILITY. If any term, provision, covenant or condition of this Agreement, or the application thereof to any person, place or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this Agreement and such term, provision, covenant or condition as applied to other persons, places and circumstances shall remain in full force and effect.

         12. RIGHTS CUMULATIVE. The rights and remedies provided by this Agreement are cumulative, and the exercise of any right or remedy by either party hereto (or by its successors), whether pursuant to this Agreement, to any other agreement, or to law, shall not preclude or waive its right to exercise any or all other rights and remedies.

Management Service Agreement Continued

         13. NONWAIVER. No failure or neglect of either party hereto in any instance to exercise any right, power or privilege hereunder or under law shall constitute a waiver of any other right, power or privilege or of the same right, power or privilege in any other instance. All waivers by either party hereto must be contained in a written instrument signed by the party to be charged and, in the case of the Company, by an executive officer of the Company or other person duly authorized by the Company.

         14. REMEDY FOR BREACH. The parties hereto agree that, in the event of breach or threatened breach of this Agreement, the damage or imminent damage to the value and the goodwill of the Company's business will be inestimable, and that therefore any remedy at law or in damages shall be inadequate. Accordingly, the parties hereto agree that the Company shall be entitled to injunctive relief against LIG in the event of any breach or threatened breach by LIG, in addition to any other relief (including damages and the right of the Company to stop payments hereunder which is hereby granted) available to the Company under this Agreement or under law.

         15. AGREEMENT TO PERFORM NECESSARY ACTS. LIG agrees to perform any further acts and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement.

         16. ASSIGNMENT. This Agreement may not be assigned by LIG without the Company's prior written consent. This Agreement may be assigned by the Company in connection with a merger or sale of all or substantially all of its assets, and in other instances with the LIG's consent which consent shall not be unreasonably withheld or delayed.

         17. COMPLIANCE WITH LAW. In connection with his services rendered hereunder, LIG agrees to abide by all federal, state, and local laws, ordinances and regulations.

         18. INDEPENDENT CONTRACTOR. The relationship between LIG and the Company is that of independent contractor under a "work for hire" arrangement. All work product developed by LIG shall be deemed owned and assigned to Company. This Agreement is not authority for LIG to act for the Company as its agent or make commitments for the Company. LIG will not be eligible for any employee benefits, nor will the company make deductions from fees to the LIG for taxes, insurance, bonds or the like. LIG retains the discretion in performing the tasks assigned, within the scope of work specified.

         19. TAXES. LIG agrees to pay all appropriate local, state and federal taxes.

         20. GOVERNING LAW. This Agreement shall be construed in accordance with, and all actions arising hereunder shall be governed by, the laws of the State of Nevada.

21.

Coinless Systems, Inc.:                          Legal iGaming, Inc.:
By:  /S/ DARRYL DORSETT                          /S/ MICHAEL SAUNDERS
     ------------------                          --------------------
Name:  Darryl Dorsett                            Name: Michael Saunders
Title:  CFO                                      Title: President

                 EXHIBIT A (TO THE MANAGEMENT SERVICE AGREEMENT)
                 -----------------------------------------------

                        MUTUAL CONFIDENTIALITY AGREEMENT

This Agreement is made and entered into, as of October 2, 2002 ("Effective Date"), by and between Coinless Systems, Inc. (the "Company"), a corporation of the state of Nevada, having a principal place of business at 3720 West Oquendo Road Suite 101, Las Vegas, NV 89118 and Legal iGaming, Inc.(the "Other Party"), a corporation of the state of Nevada, having a principal place of business at 200 Ultra Dr., Henderson, NV 89109.

         1. DEFINITION OF CONFIDENTIAL INFORMATION. "Confidential Information" as used in this Agreement shall mean any and all technical and non-technical information including patent, copyright, trade secret, and proprietary information, techniques, sketches, drawings, models, inventions, know-how, processes, apparatus, equipment, algorithms, software programs, software source documents, and formulae related to the current, future and proposed products and services of each of the parties, and includes, without limitation, each party's respective information concerning research, experimental work, development, design details and specifications, engineering, financial information, procurement requirements, purchasing, manufacturing, customer lists, business forecasts, sales and merchandising, and marketing plans and information. "Confidential Information" also includes proprietary or confidential information of any third party who may disclose such information to either party in the course of the other party's business. Any information disclosed by the disclosing party ("Discloser") will be considered Confidential Information of Discloser by the receiving party ("Recipient"), only if such information (a) if provided as information fixed in a tangible medium of expression, is conspicuously designated as "Confidential" or "Proprietary", or (b) if provided orally, is identified as confidential at the time of disclosure and confirmed in writing within thirty (30) days of disclosure.

         2. NONDISCLOSURE AND NONUSE OBLIGATION. Each of the parties, as Recipient, agrees that such Recipient will not use, disseminate, or in any way disclose any Confidential Information of the other party, as Discloser, to any person, firm or business, except to the extent necessary for internal evaluations in connection with negotiations, discussions, and consultations with personnel or authorized representatives of such Discloser, and for any other purpose such Discloser may hereafter authorize in writing. Furthermore, the existence of any business negotiations, discussions, consultations or agreements in progress between the parties shall not be released to any form of public media without written approval of both parties. Each of the parties, as Recipient, agrees that such Recipient shall treat all Confidential Information of the other party, as Discloser, with the same degree of care as such Recipient accords to such Recipient's own Confidential Information, but in no case less than reasonable care. Each of the parties, as Recipient, which is not an individual agrees that such Recipient shall disclose Confidential Information of the other party, as Discloser, only to those of such Recipient's employees who need to know such information, and such Recipient certifies that such Recipient employees have previously agreed, either as a condition to employment or in order to obtain the Confidential Information of the Discloser, to be bound by terms and conditions substantially similar to those terms and conditions applicable to such Recipient under this Agreement. Each of the parties, as Recipient, shall immediately give notice to the other party, as Discloser, of any unauthorized use or disclosure of Discloser's Confidential Information. Each of the parties, as Recipient, agrees to assist the other party, as Discloser, in remedying any such unauthorized use or disclosure of Discloser's Confidential Information.

         3. EXCLUSIONS FROM NONDISCLOSURE AND NONUSE OBLIGATIONS. The obligations under Paragraph 2 ("Nondisclosure and Nonuse Obligations") of each of the parties, as Recipient, with respect to any portion of the Confidential Information of the other party, as Discloser, shall not apply to such portion that such Recipient can document: (a) was in the public domain at or subsequent to the time such portion was communicated to such Recipient by such Discloser through no fault of such Recipient, (b) was rightfully in such Recipient's possession free of any obligation of confidence at or subsequent to the time such portion was communicated to such Recipient

Exhibit A, (To The Management Service Agreement) continued

         4. by such Discloser, (c) was developed by employees or agents of such Recipient independently of and without reference to any information communicated to such Recipient by such Discloser, or (d) was communicated by such Discloser to an unaffiliated third party free of any obligation of confidence. A disclosure by each of the parties, as Recipient, of Confidential Information of the other party, as Discloser, either (a) in response to a valid order by a court or other governmental body, (b) otherwise required by law, or (c) necessary to establish the rights of either party under this Agreement, shall not be considered to be a breach of this Agreement by such Recipient or a waiver of confidentiality for other purposes; provided, however, such Recipient shall provide prompt prior written notice thereof to such Discloser to enable such Discloser to seek a protective order or otherwise prevent such disclosure.

         5. OWNERSHIP AND RETURN OF CONFIDENTIAL INFORMATION AND OTHER MATERIALS. All Confidential Information of each of the parties, as Discloser, and any Derivatives thereof whether created by such Discloser or the other party, as Recipient, shall remain the property of Discloser, and no license or other rights to such Discloser's Confidential Information or Derivatives is granted or implied hereby. For purposes of this Agreement, "Derivatives" shall mean: (a) for copyrightable or copyrighted material, any translation, abridgment, revision or other form in which an existing work may be recast, transformed or adapted; (b) for patentable or patented material, any improvement thereon; and (c) for material which is protected by trade secret, any new material derived from such existing trade secret material, including new material which may be protected under copyright, patent and/or trade secret laws. All materials (including, without limitation, documents, drawings, models, apparatus, sketches, designs, lists and all other tangible media of expression) furnished by each of the parties, as Discloser, to the other party, as Recipient, and which are designated in writing to be the property of such Discloser, shall remain the property of such Discloser. At such Discloser's request and no later than five (5) days after such request, such Recipient shall promptly destroy or deliver to such Discloser, at such Discloser's option, (a) all materials furnished to such Recipient by such Discloser, (b) all tangible media of expression in such Recipient's possession or control to the extent that such tangible media incorporate any of such Discloser's Confidential Information, and (c) written certification of such Recipient's compliance with such Recipient's obligations under this sentence.

         6. INDEPENDENT DEVELOPMENT. Each of the parties, as Discloser, understands that the other party, as Recipient, may currently or in the future be developing information internally, or receiving information from other parties that may be similar to such Discloser's Confidential Information. Accordingly, nothing in this Agreement will be construed as a representation or inference that such Recipient will not develop products or services, or have products or services developed for such Recipient, that, without violation of this Agreement, compete with the products or systems contemplated by such Discloser's Confidential Information.

         7. INSIDE INFORMATION; NO SHORT SELLING. Recipient hereby acknowledges that it is (a) aware that the United States securities laws generally prohibit persons who have material, non-public information concerning a company from purchasing or selling securities of such company in violation of proscribed duties and from communicating such information to any other person under circumstances in which it is reasonably foreseeable that such person is likely to purchase or sell such securities, and (b) familiar with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (collectively, the "Exchange Act"), and that it will neither use, nor cause any third party to use, any Confidential Information in contravention of such Exchange Act, including Rules 10a-1 and l0b-5. In addition, Recipient shall not engage in any "short sales" or similar transactions with respect to Company's securities, whether or not in contravention of Rule 10a-1.

         8. DISCLOSURE OF THIRD PARTY INFORMATION. Neither party shall communicate any information to the other in violation of the proprietary rights of any third party.

         9. NO WARRANTY. All Confidential Information is provided "AS IS" and without any warranty, express, implied or otherwise, regarding such Confidential Information's accuracy or performance.

Exhibit A, (To The Management Service Agreement) continued

         10. NO EXPORT. Neither party shall export, directly or indirectly, any technical data acquired from the other party pursuant to this Agreement or any product utilizing any such data to any country for which the U.S. Government or any agency thereof at the time of export requires an export license or other government approval without first obtaining such license or approval.

         11. TERM. This Agreement shall govern all communications between the parties that are made during the period from the Effective Date to the date on which either party receives from the other written notice that subsequent communications shall not be so governed, provided, however, that each party's obligations under Paragraph 2 ("Nondisclosure and Nonuse Obligations") with respect to Confidential Information of the other party which such each party has previously received shall continue in perpetuity unless terminated pursuant to Paragraph 3 ("Exclusions from Nondisclosure and Nonuse Obligations").

         12. NO ASSIGNMENT. Neither party will assign or transfer any rights or obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld.

         13. NOTICES. Any notices required or permitted by this Agreement shall be in writing and shall be delivered as follows, with notice deemed given as indicated: (a) by personal delivery, when delivered personally; (b) by overnight courier, upon written verification of receipt; (c) by telecopy or facsimile transmission, upon acknowledgment of receipt of electronic transmission; or (d) by certified or registered mail, return receipt requested, upon verification of receipt. Notice shall be sent to the addresses set forth above or to such other address as either party may specify in writing.

         14. GOVERNING LAW. This Agreement shall be governed in all respects by the laws of the United States of America and by the laws of the State of Nevada, as such laws are applied to agreements entered into and to be performed entirely within Nevada between Nevada residents. Each of the parties irrevocably consents to the exclusive personal jurisdiction of the federal and state courts located in Nevada, as applicable, for any matter arising out of or relating to this Agreement, except that in actions seeking to enforce any order or any judgment of such federal or state courts located in Nevada, such personal jurisdiction shall be nonexclusive.

         15. SEVERABILITY. If any provision of this Agreement is held by a court of law to be illegal, invalid or unenforceable, (i) that provision shall be deemed amended to achieve as nearly as possible the same economic effect as the original provision, and (ii) the legality, validity and enforceability of the remaining provisions of this Agreement shall not be affected or impaired thereby.

         16. WAIVER; AMENDMENT; MODIFICATION. No term or provision hereof will be considered waived by either party, and no breach excused by either party, unless such waiver or consent is in writing signed by the party against whom such waiver or consent is asserted. The waiver by either party of, or consent of either party to, a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of, consent to, or excuse of any other or subsequent breach by the other party. This Agreement may be amended or modified only by mutual agreement of authorized representatives of the parties in writing.

         17. INJUNCTIVE RELIEF. A breach by either party of any of the promises or agreements contained herein will result in irreparable and continuing damage to the other party for which there will be no adequate remedy at law, and such other party shall be entitled to injunctive relief and/or a decree for specific performance, and such other relief as may be proper (including monetary damages if appropriate).

         18. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement with respect to the Confidential Information disclosed hereunder and supersedes all prior or contemporaneous oral or written agreements concerning such Confidential Information.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

"Company"                                           "Other Party"

Coinless Systems, Inc.                              Legal iGaming, Inc./

By: /s/ Darryl Dorsett                              By: /S/ Michael Saunders
   ----------------------                               ------------------------

Name: Darryl Dorsett                                Name: Michael Saunders

Title: CFO                                          Title: President