Form 10QSB
period 2003-06-30
COINLESS SYSTEMS INC
filed 2003-08-14
CIK 1074507

<SEQUENCE>1
<FILENAME>csi63003text.txt

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



                            (Mark One)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

             5333 South Arville, Suite 209, Las Vegas, NV 89118
                (Address of principal executive offices)
                           (702) 248-1429
                      (Issuer's telephone number)

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

                                           Yes _X__      No _____

As of June 30, 2003, the Company had approximately 44,450,056 shares of its $.0001 par value common stock issued and outstanding.

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

                    Coinless Systems, Inc. & Subsidiary
                      Quarterly Report on Form 10QSB
                      For the Quarterly Period Ended
                              June 30, 2003


                                  INDEX

                                                                 Page
    Part I    Financial Information:

    Item 1.   Financial Statements (unaudited)
              Consolidated Balance Sheet at June 30, 2003           4

              Consolidated Statements of Operation
              Six Months ended June 30, 2003 and 2002               5

              Consolidated Statements of Cash Flows
              Six Months ended June 30, 2003 and 2002               6

              Notes to Unaudited Consolidated Financial
              Statements                                            7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8

    Item 3.   Controls and Procedures                              11


    Part II   Other Information

    Item 1.   Legal Proceedings                                    11

    Item 2.   Changes in Securities and Stockholders' Deficit      12

    Item 3.   Defaults upon Senior Securities                      12

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                              13

    Item 5.   Other Information                                    13

              Exhibits & Reports on Form 8K                        14

              Certifications                                       20

              Signatures                                           22

                      Coinless Systems, Inc. & Subsidiary
                          Consolidated Balance Sheet
                               June 30, 2003
                                 Unaudited
Assets
  Current Assets
    Cash                                            $       305
    Accounts Receivable                                   4,117
    Inventory                                            22,523
    Prepaid Expenses                                          0
                                                      ---------
      Total Current Assets                               26,945

    Property & Equipment, Net of
    Accumulated Depreciation of $171,359                 71,336

    Intangible and Other Assets                          42,073
                                                      ---------
     Total Assets                                   $   140,354
                                                      =========
Liabilities & Stockholders' Deficit
  Current Liabilities
    Accounts Payable and Other Accrued Expenses     $   417,942
    Accrued Payroll                                     166,550
    Payroll & Sales Tax Payable                         743,323
    Notes Payable Due to Third Parties, Current         124,537
    Notes Payable Due on Demand, Related Parties        308,370
    Capital Lease Obligations, Current Portion           34,282
    	Net Current Liabilities of Discontinued
    Operations                                          227,108
                                                       --------
     Total Current Liabilities                      $ 2,022,112

Long-Term Debt
   Notes Payable due to Third Parties               $   240,000
   Capital Lease Obligations                             22,697
                                                       --------
     Total Long-Term Debt                               262,697
                                                       --------
     Total Liabilities                              $ 2,284,809
                                                      ---------
Stockholders' Deficit
    Common Stock, $0.001 per value; 75,000,000
    Shares Authorized 44,450,056 shares issued
    and outstanding                                 $    44,450
    Paid-In Capital                                   6,072,356
    Stock Subscription Receivable, Net of
    Allowance for loan loss of $129,319                (200,000)
    Unamortized Expenses (Contra-Equity)                      0
    Accumulated Deficit                              (8,061,261)
                                                      ---------
      Total Shareholders' Deficit                    (2,144,455)

      Total Liabilities & Stockholders' Deficit     $   140,354
                                                      =========

See Notes to Financial Statements

                 Coinless Systems, Inc. And Subsidiary
                 Consolidated Statement of Operations
               For Quarters Ending June 30, 2003 & 2002
                             Unaudited
                                  Three Months              Six Months
                                      Ended                    Ended
                              June 30,03 June 30,02  June 30,03  June 30,02
Sales                         $       0   $      0   $       0   $        0
  Cost of Sales                       0          0           0            0
                               --------    -------    --------    ---------
  Gross Profit (Deficit)              0          0           0            0
  Operating Expenses            162,288   (715,293)   (359,379)  (1,075,355)
                               --------    -------    --------    ---------
   Operating Loss              (162,288)  (715,293)   (359,379)  (1,075,355)
                               --------    -------    --------    ---------
Other Income (Expenses)
  Interest and Other Income           0      2,982           0       10,679
  Interest Expense              (39,616)    (5,975)   (165,060)     (29,219)
                               --------    -------    --------    ---------
   Total Other Income (Expense) (39,616)    (2,993)   (165,060)     (18,540)

(Loss)from Continuing
Operations                     (201,904) (718,286)    (524,439)  (1,093,895)
Provision for Income Taxes            0          0           0            0
                                -------    -------    --------    ---------
(Loss) from Continuing
Operations)                    (201,904)  (718,286)   (524,439)  (1,093,895)
                                -------    -------    --------    ---------
Income (Loss) from
Discontinued Operations               0          0           0       65,865
                                -------    -------    --------    ---------
(Loss)Before Extraordinary
Gain                           (201,904)  (718,286)   (524,439)  (1,028,030)
                                -------    -------    --------    ---------
Extraordinary Gain on
Extinguishment of Debt-Net
of Applicable Taxes of $0             0          0      11,676            0
                                -------    -------    --------    ---------
   Net (Loss)                 $(201,904) $(718,286)  $(512,763) $(1,028,030)
                                =======    =======    ========    =========
 Per Share of Common Stock:
 (Loss) From Continuing
 Operations                   $  (0.004) $  (0.022)  $  (0.015)  $   (0.034)
 Gain from Discontinued
 Operations                           0          0           0        0.002
 Extraordinary Item, Net              0          0       0.003            0
                                -------    -------     -------    ---------
  Net Loss-Basic and Diluted  $  (0.004) $  (0.022)  $  (0.012)  $   (0.032)
   Weighted Average # of
   Shares                    44,450,056 32,330,771  44,450,056   32,330,771

See Notes to Financial Statements

                 Coinless Systems, Inc. And Subsidiary
                  Consolidated Statement of Cash Flow
                               Unaudited
For the Period Ended June 30                           2003         2002
  Cash Flow from Operating Activities:
  Net Loss                                         $ (524,409)  $(1,136,672)
  Less: Income (Loss) from Discontinued Operations          0        65,865
  Extraordinary Gain on Extinguishment of Debt         11,676             0
                                                      -------     ---------
  (Loss) from Continuing Operations                  (512,763)   (1,070,807)

Adjustments to Reconcile Net (Loss) to Net
Cash (used in) Operating Activities:
  Depreciation and Amortization                        25,014        27,129
  Stock for Services                                        0       671,027
  Amortization of Non-Cash Expenses                    24,537             0
  Gain on Sale of Assets                                    0             0
  Impairment of Stock Subscription in Receivable      129,319             0
  (Increase) Decrease in:
  Accounts Receivable                                   9,602        (2,279)
  Repairs                                               4,470        83,898
  Inventory                                                 0       412,728
  Deposits and Others                                   3,046        (   69)
  Intangible Assets                                    (5,000)       (3,000)
  Accounts payable and Accrued Expenses                70,340      (192,951)
  Other Liabilities                                         0             0
                                                      -------       -------
Net Cash (used in) Operating Activities from
Continuing Operations                                (251,435)      (79,324)

Cash Flow from Investing Activities:
  Decrease in Loans Receivable                              0         9,522
                                                      -------       -------
  Cash Flow from Investing Activities                       0         9,522

Cash Flow from Financing Activities:
  Proceeds from issuing of Common Stock                64,501        48,000
  Increase from Notes Payable to Related Parties            0        93,197
  Increase from Notes Payable to Third Parties        112,164             0
  Decrease in Notes Payable - Related Parties          61,965             0
  Net (repayments) to Capital Leases                  (13,513)      (16,453)
                                                      -------      --------
  Net Cash (used in)Continuing Operations               7,432       124,745

  Net Cash Provided by Discontinued Operations              0        65,865
                                                      -------      --------
  Net Increase (Decrease) in Cash                       7,432        54,943
  Cash Balance Beginning of Period                     (7,127)      (35,894)
  Cash Balance at End of Period                    $      305    $   19,049
                                                     ========      ========
  Supplemental Disclosure
  Interest Paid                                    $   28,605    $   16,996
  Taxes Paid                                                0           800

See Notes to Financial Statements

                    COINLESS SYSTEMS, INC. AND SUBSIDIARY
            (Notes to Unaudited Consolidated Financial Statements)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION.

Basis of Presentation

The accompanying consolidated financial statements of Coinless Systems Inc and its subsidiary ("the Company") for the six months ended June 30, 2003 and June 30, 2002 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods

Certain information and footnote disclosures normally included in financial statements, in accordance with generally accepted accounting principles, have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10KSB for the preceding fiscal year.

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

Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

                COINLESS SYSTEMS, INC. AND SUBSIDIARIES
        (Notes to Unaudited Consolidated Financial Statement)

(continued)

NOTE 2 - RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information     Six Months Ending
                                              June 30, 2003
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

ITEM 2.   Management's Discussion and Analysis of Plan of Operation.

A License Agreement has been signed with Legal iGaming, a Gaming Technology Company, to utilize our "832" Patent in their patented technology that has been designed to address the limitations of the Native American Gaming Market. Tribal gaming is the fastest growing gaming market in the country today. Legal iGaming intends to develop our "832" patented technology into their gaming products and systems.

Management is continuing to take measures to cut operating overhead expenses.

RESULTS OF OPERATIONS

Three months Ended June 30, 2003 Compared to June 30, 2002.

Sales There were no revenues from continuing operations for either comparable periods.

Operating Expenses. Operating expenses from continuing operations decreased $553,005 or 773.1% to $162,228 for the three months ended
June 30, 2003 compared to $715,293 in the comparable period the prior year.The decrease is due to reduction of stock related and public relations expenses of $332,609; reduction of legal and professional fees of $106,743 and salaries of $59,312. Other expenses decreasing this period were taxes by $30,599; marketing expenses $6,420; rent $16,105; depreciation/amortization expense $1,298 and insurance of $3,613.
The only area of increase was administrative expenses of $3,694.

For the three month period ending June 30, 2003, operating expenses from continuing operations, consisted of marketing expenses of $151; administrative expenses of $21,517; employee salaries of $37,929; insurance expenses of $3,070; rent expense $7,180; legal and professional fees of $73,598; taxes of $4,277; depreciation/ amortization expense of $12,270 and stock related expenses of $2,296.

Loss from Continuing Operations.   The loss from continuing operations
decreased by $516,382, or 718.9% to $201,904 in this period compared to $718,286 for the comparable period the prior year. The decrease resulted from new management's reduction in overhead operating expenses as set forth above.

Interest and Other Income. Interest and other income decreased $2,982 to $0. for the current period from $2,982 for the comparable period in the prior year.

Interest Expense. Interest expense increased $33,641 to $39,616 in the current period from $5,975 in the comparable period in the prior year. This increase relates to borrowing operating funds in previous periods at unusually high interest rates.

Net Profit (Loss) from Discontinued Operations.    During the three months
ended June 30, 2003 and 2002, the company had no net profit or loss from discontinued operations.

Extraordinary Gain.    During the three months ended June 30, 2003 and
2002, the Company had no extraordinary gains.

Net Loss.   The Net Loss decreased by $516,382 to $201,904 in this period compared to $718,286 for the comparable period the prior year.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Sales:   There were no revenues from continuing operations for either comparable periods.

Operating Expenses: Operating expenses from continuing operations decreased $715,976 or 665.8% to $359,379 for the six months ended June 30, 2003, compared to $1,075,355 in the comparable period the prior year.

The decrease is due to reduction of stock related and public relations expenses of $334,496 and salaries of $112,359. Other expenses decreasing this period were legal and professional fees $193,635; taxes $44,143; rent $17,809; marketing expenses $16,218; depreciation/amortization expense $2,115 and insurance expense $371. Expenses increasing were administrative expenses of $5,170.

For the six month period ending June 30, 2003, operating expenses from continuing operations, consisted of marketing expenses $967;
administrative expenses $52,839; employee compensation $83,813;
insurance $8,714; rent expenses $28,720; legal and professional fees $147,112; taxes $9,053; depreciation/amortization expenses $25,014 and stock related expenses $3,147.

Loss from Continuing Operations:   The loss from continuing operations
decreased $715,976, or 665.8% to $359,379 in this period compared to $1,075,355 for the comparable period for the prior year. The decrease resulted from new management's reduction in overhead operating expenses as set forth above.

Interest and Other Income: Interest and other income decreased $10,679 to $0 for the current period from $10,679 for the comparable period in the prior year.

Interest Expense:   Interest expense increased $135,841 to $165,060 for
the current period from $29,219 in the comparable period the prior year. This increase relates to borrowing operating funds in previous periods, at unusually high interest rates.

Net Profit (Loss) from Discontinued Operations: Net profit from discontinued operations decreased from $65,865 to $0 in the current period compared to $65,865 in the comparable prior year period.

Extraordinary Gain: The company had an extinguishment of debt in the current period of $11,676 compared to $0 in the prior year period.

Net Loss: Net loss decreased $515,267 to $512,763 in this period compared to $1,028,030 for the comparable period the prior year.

Liquidity and Capital Resources:

Coinless Systems, Inc. currently has no revenue flow, thus has no cash flow. We are currently able to meet our S.E.C & NASDAQ Regulations, so our stock will not be delisted.

Coinless Systems' current liabilities exceed its current assets by $1,995,167 and its total liabilities exceed its total assets by $2,144,455.

We are unable to make any forecasts as to future revenues until we receive projections from our licensed affiliates.

Because of the stock price, we are unable to draw any funds from our Equity Line of Credit.

ITEM 3 - Controls and Procedures.

During the quarter ended June 30, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955

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


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings:

Complaint filed on January 31, 2002 by Breakout Investment Marketing LLC, an Arizona Limited Liability Company, alleging breach of contract. CSI is represented by Mohr, Hackett, Pederson, Blakley & Randolph, P.C. of Phoenix, AZ. Complaint settled during settlement hearing July 14, 2003.

Complaint filed on June 13, 2003 by Gregory F. Mullally, a terminated CSI employee, alleging that he was wrongfully terminated under the terms of an employment agreement. On July 24, 2003 Corporate Counsel filed motion to dismiss. Awaiting decision on motion.

Management knows of no other pending legal matters.

ITEM 2   Changes in Securities and Stockholders Deficit:

For Quarter Ended June 30, 2003
                                                             (Contra-Equity)
                                                  Note
                                               Receivable
                    Common Stock   Paid-In     for Stock  Unamortized Accumulated
                   Shares  Amount  Capital   Subscription  Expenses     Deficit      Total
Balance at
12/31/01             28,224,488 $28,224 $4,990,962 $(328,692) $(157,224) $(5,685,870) $(1,152,600)

Received from
Stock
Subscriptions                                    15,000                               15,000

Convert Interest
Receivable Stock
Subs. Receivable                                (15,627)                             (15,627)

Impairment of Stock
Subs. Receivable                                129,319                              129,319

Amortization of
Non-Cash Expenses                                          425,925                   425,925

Issuance of
Stocks For
Services         2,567,805   2,567    452,085             (293,258)                  161,394

Issuance of Stocks
For line of credit
Commitment       1,043,478   1,044    238,956                                        240,000

Issuance of
Stocks For Cash    980,000     980    120,020                                        121,000

Issuance of Stocks
For Debt            15,000      15      2,985                                          3,000

Net (Loss)                                                           (1,847,915)  (1,847,915)
                 ---------  ------  ---------   -------    -------    ---------    ---------
Balance at
12/31/02        32,830,771 $32,830 $5,805,008 $(200,000)  $(24,557) $(7,533,785) $(1,920,504)
                ==========  ======  =========   =======    =======    =========    =========
Amortization of
Non-Cash Expenses                                           24,557                    24,557

Forgiveness of
Debt                                  214,467                                        214,467

Issuance of
Stock For Debt  11,619,205  11,620     52,881                                         64,501

Net (Loss)                                                             (512,763)    (512,763)
                ----------  ------  ---------   -------   --------    ---------    ---------
Balance at
6/30/03         44,450,056 $44,450 $6,072,356 $(200,000) $       0  $(8,061,261) $(2,144,455)
                ==========  ======  =========   =======   ========    =========    =========

ITEM 3    Defaults Upon Senior Securities:

None

ITEM 4     Submission of Matters to a vote of security holders:

None

ITEM 5     Other Information:

Certain Relationships and Related Transactions:

On April 30, 2003, company issued a Demand Note with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount Of $20,000.

On May 31, 2003, company issued a Demand Note, with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount of $12,750.

On June 30, 2003, company issued a Demand Note with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount of $12,750.

Subsequent Occurrence:

On July 3, 2003, Dr. Rolf Carlson resigned from our Board of Directors.


ITEM 6     Exhibits and Reports on Form 8-K:

           Exhibit A    -  Promissory Note
           Exhibit B    -  Promissory Note
           Exhibit C    -  Promissory Note
           Exhibit 99.1 - Certifications
           Reports on Form 8-K
             We did not file any reports on Form 8-K

                              EXHIBIT A

                           PROMISSORY NOTE



$20,000.81                                                  April 30, 2003


For value received, the undersigned, Coinless Systems, Inc. ("the
Promisor"), promises to pay upon demand to the order of Legal iGaming, ("the Payee") located at 3720 W Oquendo, Suite 101, Las Vegas, NV 89118 (or at such other place as the Payee may designate in writing) the sum of $20,000.81 with interest from April 30, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 30th day of April 2003 in Las Vegas, Nevada.


Promisor
Coinless Systems, Inc.


By: ________________________________
    Michael Saunders
    Acting Interim President


By: ________________________________
    Darryl D. Dorsett
    Chief Financial Officer

                               EXHIBIT B

                            PROMISSORY NOTE



$12,750.00                                                    May 31, 2003


For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Legal iGaming, ("the Payee") located at 5333 South Arville Street, Suite 209, Las Vegas, NV
89118 (or at such other place as the Payee may designate in writing) the sum of $12,750.00 with interest from May 31, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 31st day of May 2003 in Las Vegas, Nevada.


Promisor
Coinless Systems, Inc.


By: ________________________________
    Michael Saunders
    Acting Interim President





By: ________________________________
    Darryl D. Dorsett
    Chief Financial Officer

                             EXHIBIT C

                          PROMISSORY NOTE



$12,750.00                                                  June 30, 2003


For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Legal iGaming, ("the Payee") located at 5333 South Arville Street, Suite 209, Las Vegas, NV
89118 (or at such other place as the Payee may designate in writing) the sum of $12,750.00 with interest from June 30, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 30th day of June 2003 in Las Vegas, Nevada.

Promisor
Coinless Systems, Inc.


By: /s/ Michael Saunders
   Michael Saunders
   Acting Interim President



By: /s/ Darryl D. Dorsett
   Darryl D. Dorsett
   Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that mater-ial information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subse-quent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14,2003
                                                      /s/  Darryl D. Dorsett
                                                      Darryl D. Dorsett
                                                      Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that mater-ial information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subse-quent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
                                                 /s/  Michael Saunders
                                                 Michael Saunders
                                                 Interim President

SIGNATURE



In accordance with requirements of the Exchange Act, the Registrar caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            COINLESS SYSTEMS, INC.
                                                   Registrant


                                            By:  /s/  Darryl d. Dorsett
                                                 Darryl D. Dorsett
                                            Its: Chief Financial Officer,
                                            Chairman & Corporate Secretary




DATE:   August 14, 2003


/s/ Michael Saunders
Michael Saunders
Interim President/Director