Form 10-Q
period 2003-09-30
COINLESS SYSTEMS INC
filed 2003-11-21
CIK 1074507

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



                            (Mark One)


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the period ended September 30, 2003

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

                                           Yes _X__      No _____


As of September 30, 2003, the Company had approximately 63,474,425 shares of its $.0001 par value common stock issued and outstanding.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. hese factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of our technologies and applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB.

                    Coinless Systems, Inc. & Subsidiary
                      Quarterly Report on Form 10QSB
                      For the Quarterly Period Ended
                              September 30, 2003

                                  INDEX

                                                                 Page
    Part I    Financial Information:

    Item 1.   Financial Statements (unaudited)
              Consolidated Balance Sheet at September 30, 2003      4

              Consolidated Statements of Operation
              Nine Months ended September 30, 2003 and 2002         5

              Consolidated Statements of Cash Flows
              Nine Months ended September 30, 2003 and 2002         6

              Notes to Unaudited Consolidated Financial
              Statements                                            7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8

    Item 3.   Controls and Procedures                              11


    Part II   Other Information                                    11

    Item 1.   Legal Proceedings                                    11

    Item 2.   Changes in Securities and Stockholders' Deficit      12

    Item 3.   Defaults upon Senior Securities                      13

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                              13

    Item 5.   Other Information                                    13

              Exhibits & Reports on Form 8K                        14

              Certifications                                       20

              Signatures                                           24

                   Coinless Systems, Inc. & Subsidiary
                       Consolidated Balance Sheet
                            September 30, 2003
                              Unaudited
Assets
  Current Assets
    Cash                                                        $        45
    Accounts Receivable                                               4,117
    Inventory                                                        22,523
    Prepaid Expenses                                                      0
                                                                    -------
      Total Current Assets                                           26,685

    Property & Equipment, Net of
    Accumulated Depreciation of $181,705                             69,491
    Intangible and Other Assets                                      38,446
                                                                    -------
      Total Assets                                               $  134,622
                                                                    =======
Liabilities & Stockholders' Deficit
  Current Liabilities
    Accounts Payable and Other Accrued Expenses                 $   514,561
    Accrued Payroll                                                 160,526
    Payroll & Sales Tax Payable                                     743,323
    Notes Payable Due to Third Parties, Current                     124,537
    Notes Payable Due on Demand, Related Parties                    346,620
    Capital Lease Obligations, Current Portion                       31,135
    Net Current Liabilities of Discontinued Operations              227,108
                                                                    -------
     Total Current Liabilities                                  $ 2,147,810

Long-Term Debt
   Notes Payable due to Third Parties                           $   210,000
   Capital Lease Obligations                                         20,756
                                                                    -------
     Total Long-Term Debt                                           230,756
                                                                    -------
     Total Liabilities                                          $ 2,378,566
                                                                  ---------
Stockholders' Deficit
    Common Stock, $0.001 per value; 75,000,000
    Shares Authorized 63,474,435 shares issued and outstanding  $    63,474
    Paid-In Capital                                               6,083,332
    Stock Subscription Receivable, Net of
    Allowance for loan loss of $129,319                            (200,000)
    Unamortized Expenses (Contra-Equity)                                  0
    Accumulated Deficit                                          (8,190,750)
      Total Shareholders' Deficit                                (2,243,944)
                                                                  ---------
      Total Liabilities & Stockholders' Deficit                 $   134,622
                                                                   ========
See Notes to Financial Statements

                 Coinless Systems, Inc. And Subsidiary
                 Consolidated Statement of Operations
             For Quarters Ending September 30, 2003 & 2002
                             Unaudited
                                   Three Months            Nine Months
                                       Ended                  Ended
                              Sept 30,03  Sept 30,02  Sept 30,03  Sept 30,02
Sales                         $      0    $      0    $       0   $        0
  Cost of Sales                      0           0            0            0
                              --------     -------     --------    ---------
  Gross Profit (Deficit)             0           0            0            0
  Operating Expenses           (62,467)   (360,903)    (421,846)  (1,436,258)
                              --------     -------     --------    ---------
   Operating Loss              (62,467)   (360,903)    (421,846)  (1,436,258)
                              --------     -------     --------    ---------
Other Income (Expenses)
 Interest and Other Income           0       2,076            0       12,755
  Interest Expense             (74,434)    (13,255)    (239,494)     (42,474)
                              --------     -------     --------    ---------
  Total Other Income           (74,434)    (11,179)    (239,494)     (29,719)
   (Expense)

(Loss)from Continuing
Operations                    (136,901)  (372,082)     (661,340)  (1,465,977)
Provision for Income Taxes           0           0            0            0
                               -------     -------     --------    ---------
(Loss) from Continuing
Operations)                   (136,901)   (372,082)    (661,340)  (1,465,977)
                               -------     -------     --------    ---------
Income (Loss) from
Discontinued Operations              0           0            0       65,865
                               -------     -------     --------    ---------
(Loss)Before Extraordinary
Gain                          (136,901)   (372,082)    (661,340)  (1,400,112)
                               -------     -------     --------    ---------
Extraordinary Gain on
Extinguishment of Debt-Net
of Applicable Taxes of $0            0           0       11,676            0
                               -------     -------     --------    ---------
   Net (Loss)                $(136,901)  $(372,082)   $(649,664)  (1,400,112)
                               =======     =======     ========    =========
 Per Share of Common Stock:
 (Loss) From Continuing
 Operations                  $  (0.001)  $  (0.001)   $  (0.004)  $   (0.004)
 Gain from Discontinued
 Operations                          0           0            0        0.001
 Extraordinary Item, Net             0           0            0            0
                               -------     -------      -------    ---------
 Net Loss-Basic and Diluted  $  (0.001)  $  (0.001)   $  (0.004 ) $   (0.003)
   Weighted Average #
   of Shares                63,474,425  32,830,771   63,474,425   32,830,771

See Notes to Financial Statements

                 Coinless Systems, Inc. And Subsidiary
                  Consolidated Statement of Cash Flow
                               Unaudited
For the Period Ended September 30                      2003          2002
  Cash Flow from Operating Activities:
  Net Loss                                          $(649,664)   $(1,400,112)
  Less: Income (Loss) from Discontinued Operations          0         65,865
  Extraordinary Gain on Extinguishment of Debt         11,676              0
  (Loss) from Continuing Operations                  (637,988)    (1,334,247)

Adjustments to Reconcile Net (Loss) to Net
Cash (used in) Operating Activities:
  Depreciation and Amortization                        36,450         40,693
  Stock for Services                                        0        695,352
  Amortization of Non-Cash Expenses                    24,527       (126,259)
  Gain on Sale of Assets                                    0              0
  Impairment of Stock Subscription in Receivable      129,319              0
  (Increase) Decrease in:
  Accounts Receivable                                   7,162           (766)
  Repairs                                               4,470        168,705
  Inventory                                                 0        412,728
  Deposits and Others                                   3,633         (   69)
  Intangible Assets                                    (5,000)        (3,000)
  Accounts payable and Accrued Expenses                60,507         79,106
  Other Liabilities                                         0              0
                                                      -------        -------
Net Cash (used in) Operating Activities from
Continuing Operations                                (261,116)      (135,553)

Cash Flow from Investing Activities:
  Decrease in Loans Receivable                              0          7,245
                                                      -------        -------
  Cash Flow from Investing Activities                       0          7,245

Cash Flow from Financing Activities:
  Negative Cash Balance                                              (35,550)
  Proceeds from issuing of Common Stock                64,501        121,000
  Increase from Notes Payable to Related Parties            0         68,618
  Increase from Notes Payable to Third Parties              0              0
  Decrease in Notes Payable - Related Parties          61,965              0
  Net (repayments) to Capital Leases                  (18,601)       (26,224)
                                                      -------       --------
  Net Cash (used in)Continuing Operations               7,172        135,089

  Net Cash Provided by Discontinued Operations              0         65,865
                                                      -------       --------
  Net Increase (Decrease) in Cash                       7,172          2,536
  Cash Balance Beginning of Period                     (7,127)             0
  Cash Balance at End of Period                    $       45      $   2,536
                                                    =========        =======
  Supplemental Disclosure
  Interest Paid                                    $   28,605      $  32,480
  Taxes Paid                                                0          8,258

See Notes to Financial Statements

                    COINLESS SYSTEMS, INC. AND SUBSIDIARY
            (Notes to Unaudited Consolidated Financial Statements)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION.

Basis of Presentation

The accompanying consolidated financial statements of Coinless Systems Inc. and its subsidiary ("the Company") for the Nine months ended September 30, 2003 and September 30, 2002 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have not been audited by an independent accountant, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB, to the best of the company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustment) considered necessary for a fair presentation have been included. Operating results for the Nine months ended September 30, 2003 are not necessarily indicative of results for future periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

                COINLESS SYSTEMS, INC. AND SUBSIDIARIES
        (Notes to Unaudited Consolidated Financial Statement)

(continued)

NOTE 2 - RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental Cash Flow Information      Nine Months Ending
                                              September 30, 2003
      Cash paid for:
      Interest                                   $       0.

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

ITEM 2.   Management's Discussion and Analysis of Plan of Operation.

Through a License Agreement, with a gaming technology company, CSI will receive a fee for each Ticket Management System which is utilized in their new gaming device used in the Native American gaming market. Availability of this device should be available during the first quarter 2004.

We will continue to reduce expenses and will maintain administrative services so as to meet all S.E.C. and NASDAQ reporting requirements.

RESULTS OF OPERATIONS

Three months Ended September 30, 2003 Compared to September 30, 2002.

Sales.    There were no revenues from continuing operations for either comparable periods.

Operating Expenses.    Operating expenses from continuing operations
decreased $297,811 to $63,092 for the three months ended September 30, 2003 compared to $360,903 in the comparable period prior year. The decrease is due to reduction of legal and professional fees of $186,476; salaries of $98,086; rent of $21,541; administrative expenses of $19,618; marketing expenses of $8,072 and other expenses of $6,210. The only area of increase was stock related and public relations expenses of $42,192.

For the three month period ending September 30, 2003, operating expenses from continuing operations consisted of legal and professional fees of $42,674; salaries of $0; rent expenses of $0; administrative expenses of $5,391; marketing expenses of $571; depreciation/amortization expenses of $11,436 and other expenses of $3,020.

Loss from Continuing Operations.   The loss from continuing operations
decreased by $235,181, to $136,901 in this period compared to $372,082 for the comparable period the prior year. The decrease resulted from new management's reduction in overhead operating expenses as set forth above.

Interest and Other Income. Interest and other income decreased $2,076 to $0 for the current period from $2,076 for the comparable period in the prior year.

Interest Expense.   Interest expense increased $61,179 to $74,434 in the
current period from $13,255 in the comparable period in the prior year. This increase relates to borrowing operating funds in previous periods at unusually high interest rates.

Net Profit (Loss) from Discontinued Operations.    During the three months
ended September 30, 2003 and 2002, the company had no net profit or loss from discontinued operations.

Extraordinary Gain.   During the three months ended September 30, 2003 and
2002, the Company had no extraordinary gains.

Net Loss. The Net Loss decreased by $235,181 to $136,901 in this period compared to $372,082 for the comparable period the prior year.

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002.

Sales:   There were no revenues from continuing operations for either comparable periods.

Operating Expenses:   Operating Expenses from continuing operations decreased
$1,012,263 to $423,995 for the nine months ended September 30, 2003, compared to $1,436,258 in the comparable period prior year.

The decrease is due to reduction in Professional fees of $380,091; stock related and public expenses of $290,779; salaries of $210,445; taxes of $47,717; rent expense of $39,350; marketing expenses of $24,290;
administrative expenses of $14,448; depreciation/amortization expense of $4,263 and insurance expenses of $880.

For the nine month period ending September 30, 2003 operating expenses consisted of professional fees of $189,786; stock related and public relations of $5,845; salaries of $83,813; taxes of $9,053; rent expense of $28,720; marketing expense of $1,583; administrative expense of $58,230; depreciation/amortization of $36,450; and insurance expense of $10,560.

Loss from Continuing Operations:   The loss from continuing operations
decreased $804,637, to $661,340 in this period compared to $1,465,977 for the comparable period for the prior year. The decrease resulted from new management's reduction in overhead operating expenses as set forth above.

Interest and Other Income: Interest and other income decreased $12,755 to $0 for the current period from $12,755 for the comparable period in the prior year.

Interest Expense:   Interest expense increased $197,020 to $239,494 for the
current period from $42,474 in the comparable period the prior year. This increase relates to borrowing operating funds in previous periods, at unusually high interest rates.

Net Profit (Loss) from Discontinued Operations: Net profit from discontinued operations decreased from $65,865 to $0 in the current period compared to $65,865 in the comparable prior year period.

Extraordinary Gain: The company had an extinguishment of debt in the current period of $11,676 compared to $0 in the prior year period.

Net Loss: Net loss decreased $750,448 to $649,664 in this period compared to $1,400,112 for the comparable period the prior year.

Liquidity and Capital Resources:

Coinless Systems, Inc. currently has no revenue flow, thus has no cash flow. We are currently able to meet our S.E.C & NASDAQ Regulations, so our stock will not be delisted.

Coinless Systems' current liabilities exceed its current assets by $2,121,125 and its total liabilities exceed its total assets by $2,243,944.

We are unable to make any forecasts as to future revenues until we receive projections from our licensed affiliate upon completion of their gaming platform.

Because of the stock price, we are unable to draw any funds from our Equity Line of Credit.

ITEM 3 - Controls and Procedures.

During the quarter ended September 30, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955

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

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings:

Complaint filed on January 31, 2002 by Breakout Investment Marketing LLC, alleging breach of contract. Complaint settled during settlement hearing whereby CSI will pay Breakout Investment Marketing, LLC the sum of one dollar ($1.00) for each license fee received, total amount not to exceed sixty thousand dollars ($60,000).

Complaint filed on June 13, 2003 by Gregory F. Mullally. July 24, 2003 motion to dismiss was declined; awaiting trial date.

Management knows of no other pending legal matters.

ITEM 2   Changes in Securities and Stockholders Deficit:


For Quarter Ended September 30, 2003
                                                             (Contra-Equity)
                                                  Note
                                               Receivable
                    Common Stock   Paid-In     for Stock  Unamortized
Accumulated
                   Shares   Amount  Capital   Subscription Expenses   Deficit
Total
Balance at
12/31/01          28,224,488 $28,224 $4,990,962 $(328,692) $(157,224)
$(5,685,870)(1,152,600)

Received from
Stock
Subscriptions                                      15,000
15,000

Convert Interest
Receivable Stock
Subs. Receivable                                  (15,627)
(15,627)

Impairment of
Stock Subs. Rec.                                  129,319
129,319

Amortization of
Non-Cash Expenses                                            425,925
425,925

Issuance of
Stocks For
Services           2,567,805   2,567    452,085             (293,258)
161,394

Issuance of Stocks
For line of credit
Commitment         1,043,478   1,044    238,956
240,000

Issuance of
Stocks For Cash      980,000     980    120,020
121,000

Issuance of Stocks
For Debt              15,000      15      2,985
3,000

Net (Loss)
(1,847,915)  (1,847,915)
                    -------   -------   --------  -------  ---------   ----
---   ---------
Balance at
12/31/02          32,830,771 $32,830 $5,805,008  $(200,000) $(24,557)
$(7,533,785) $(1,920,504)
Amortization of
Non-Cash Expenses                                             24,557
24,557

Forgiveness of
Debt                                    214,467
214,467

Issuance of
Stock For Debt    30,643,654  30,644     63,857
94,501

Net (Loss)
(656,965)     656,965)
                 ---------   -------  ---------  --------  ---------    -----
---  --------
Balance at
6/30/03           63,474,425 $63,474 $6,083,332  $(200,000) $       0
$(8,190,750) $(2,243,944)
                ==========  ======    =========  ========   =========
=========   ===========

ITEM 3    Defaults Upon Senior Securities:

None

ITEM 4     Submission of Matters to a vote of security holders:

None

ITEM 5     Other Information:

Certain Relationships and Related Transactions:

On August 1, 2003, company issued a Demand Note with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount of $12,750.

On September 1, 2003, company issued a Demand Note, with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount of $12,750.

On September 30, 2003, company issued a Demand Note with a 6.5% annual rate of interest to Legal iGaming, a Nevada Corporation, in the principal amount of $12,750.

Subsequent Occurrence:

On August 28, 2003, Daniel Weyker resigned from our Board of Directors.


ITEM 6     Exhibits and Reports on Form 8-K:

           Exhibit A    -  Promissory Note
           Exhibit B    -  Promissory Note
           Exhibit C    -  Promissory Note
           Exhibit 99.1 - Certifications
           Reports on Form 8-K
             We did not file any reports on Form 8-K

                              EXHIBIT A

                           PROMISSORY NOTE


$12,750                                                  August 30, 2003

For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Legal iGaming, ("the Payee") located at 5333 South Arville, Suite 209, Las Vegas, NV 89118 (or at such other place as the Payee may designate in writing) the sum of $12,750 with interest from August 1, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 1st day of August 2003 in Las Vegas, Nevada.


Promissor
Coinless Systems, Inc.


By: ________________________________
    Michael Saunders
    Acting Interim President


By: ________________________________
    Darryl D. Dorsett
    Chief Financial Officer

                               EXHIBIT B

                            PROMISSORY NOTE


$12,750.00                                           September 1, 2003

For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of LegaliGaming, ("the Payee") located at 5333 South Arville Street, Suite 209, Las Vegas, NV 89118 (or at such other place as the Payee may designate in writing) the sum of $12,750.00 with interest from September 1, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 1st day of September 2003 in Las Vegas, Nevada.

Promissor
Coinless Systems, Inc.

By: ________________________________
    Michael Saunders
    Acting Interim President

By: ________________________________
    Darryl D. Dorsett
    Chief Financial Officer

                             EXHIBIT C

                          PROMISSORY NOTE

$12,750.00                                         September 30, 2003

For value received, the undersigned, Coinless Systems, Inc. ("the Promisor"), promises to pay upon demand to the order of Legal iGaming, ("the Payee") located at 5333 South Arville Street, Suite 209, Las Vegas, NV 89118 (or at such other place as the Payee may designate in writing) the sum of $12,750.00 with interest from September 30, 2003 on the unpaid principal at a rate of 6.5% interest per annum.

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


Signed this 30th day of September 2003 in Las Vegas, Nevada.

Promissor
Coinless Systems, Inc.


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

Date: November 21, 2003
                                                  /s/  Darryl D. Dorsett
                                                  Darryl D. Dorsett
                                                  Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2003
                                                 /s/  Michael Saunders
                                                 Michael Saunders
                                                 Interim President

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


                                            COINLESS SYSTEMS, INC.
                                                   Registrant


                                            By:  /s/  Darryl d. Dorsett
                                                 Darryl D. Dorsett
                                            Its: Chief Financial Officer,
                                            Chairman & Corporate Secretary


DATE:   November 21, 2003


/s/ Michael Saunders
Michael Saunders
Interim President/Director



</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----